Form 10-Q
period 1996-03-30
KENTUCKY ELECTRIC STEEL INC /DE/
filed 1996-05-13
CIK 910394

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 30, 1996


                                    OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ______________________ to
______________________.

                       Commission File No.  0-22416

                       KENTUCKY ELECTRIC STEEL, INC.
          (Exact name of Registrant as specified in its charter)

            Delaware                                              61-
1244541   (State or other jurisdiction of
(I.R.S. Employer  incorporation or organization)
    Identification
                                                                    Number)

                P. O. Box 3500, Ashland, Kentucky 41105-3500
             (Address of principal executive office, Zip Code)

                             (606) 929-1222


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 1996, is as follows:

     4,786,599 shares of voting common stock, par value $.01 per share.

                       KENTUCKY ELECTRIC STEEL, INC.


                             TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION
Page


   Item 1 - Financial Statements

           Condensed Balance Sheets ..............................
3

            Condensed Statements of Operations ....................
4

            Condensed Statements of Cash Flows ....................
5

            Notes to Condensed Financial Statements ...............
6-7
   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations .................
8-10


PART II.    OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders ...
11

   Item 6 - Exhibits and Reports on Form 8-K ......................
11


            SIGNATURES  ...........................................
12

PART I - FINANCIAL INFORMATION
                        KENTUCKY ELECTRIC STEEL, INC.
                          CONDENSED BALANCE SHEETS
                           (Dollars in Thousands)
                                 (Unaudited)

                                                           March 30,      Sept. 30,
                                                               1996            1995
                       ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                               $    184        $    327
     Accounts receivable, less allowance for doubtful
       accounts of $470 at March 30, 1996 and $625
       at September 30, 1995                                   13,445          12,928
     Insurance claim receivable                                 2,600            -
     Inventories                                               13,839          18,205
     Operating supplies and other current assets                5,819           5,273
     Refundable income taxes                                      893             452
     Deferred tax assets                                          265             193
                                                              -------         -------
       Total current assets                                    37,045          37,378
                                                              -------         -------
   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                         4,275           3,766
     Machinery and equipment                                   27,549          25,980
     Construction in progress                                   6,706           4,093
     Less - accumulated depreciation                           (6,449)         (5,673)
                                                              -------         -------
          Net property, plant and equipment                    32,081          28,166
                                                              -------         -------
   DEFERRED TAX ASSETS                                          6,135           6,881
                                                              -------         -------
   OTHER ASSETS                                                   501             200
                                                              -------         -------
          Total assets                                       $ 75,762        $ 72,625

        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit                              $  1,187        $ 11,131
     Accounts payable                                           9,272           7,295
     Capital expenditure payable                                3,625           3,076
     Accrued liabilities                                        3,205           3,713
     Current portion of long-term debt                            125           1,839
                                                              -------         -------
          Total current liabilities                            17,414          27,054
                                                              -------         -------
   LONG-TERM DEBT                                              20,000           7,287
                                                              -------         -------
   OTHER LIABILITIES                                              276             187
                                                              -------         -------
          Total liabilities                                    37,690          34,528
                                                              -------         -------
   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued                       -               -
     Common stock, $.01 par value, 15,000,000
       shares authorized, 4,974,099 shares
       issued, respectively                                        50              50
     Additional paid-in capital                                15,710          15,710
     Less treasury stock - 172,500 and 100,000
       shares at cost, respectively                            (1,408)           (869)
     Deferred compensation                                       (563)           (672)
     Retained earnings                                         24,283          23,878
                                                              -------         -------
          Total shareholders' equity                           38,072          38,097
                                                              -------         -------
          Total liabilities and shareholders' equity         $ 75,762        $ 72,625

                 See notes to condensed financial statements

                        KENTUCKY ELECTRIC STEEL, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Data)
                                 (Unaudited)

                                           Three Months Ended          Six Months Ended
                                          March 30,   April 1,       March 30,   April 1,
                                            1996        1995           1996        1995
NET SALES                                 $ 24,625    $ 29,260       $ 48,313    $ 55,977
COST OF GOODS SOLD                          22,178      24,721         43,290      47,293
                                           -------     -------        -------     -------
       Gross Profit                          2,447       4,539          5,023       8,684
SELLING AND ADMINISTRATIVE EXPENSES          2,024       1,924          3,987       3,841
                                           -------     -------        -------     -------
       Operating income                        423       2,615          1,036       4,843

INTEREST INCOME AND OTHER                       14           7             19          27
INTEREST EXPENSE                              (415)        (58)          (773)       (194)
GAIN ON INVOLUNTARY CONVERSION
  OF EQUIPMENT                                 369        -               369        -
                                           -------     -------        -------     -------
       Income before income taxes              391       2,564            651       4,676

PROVISION FOR INCOME TAXES                     148         941            246       1,753
                                           -------     -------        -------     -------

       Net income                         $    243    $  1,623       $    405    $  2,923

NET INCOME PER COMMON SHARE               $    .05    $    .33       $    .08    $    .59

WEIGHTED AVERAGE SHARES OUTSTANDING      4,828,055   4,911,638      4,850,395   4,931,853

                 See notes to condensed financial statements

                        KENTUCKY ELECTRIC STEEL, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                 (Unaudited)
                                                                Six Months Ended
                                                           March 30,         April 1,
                                                              1996             1995
Cash Flows From Operating Activities:
  Net income                                              $    405           $  2,923
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization                          1,291                525
      Gain on involuntary conversion of equipment             (369)              -
      Change in deferred taxes                                 746              1,046
      Change in other                                         (218)               (14)
      Change in current assets and current
        liabilities:
          Accounts receivable                                 (517)            (3,550)
          Insurance claim receivable                        (2,600)              -
          Inventories                                        4,366               (884)
          Operating supplies and other
            current assets                                    (546)              (985)
          Deferred tax assets                                  (72)               (82)
          Accounts payable                                   1,977              2,822
          Accrued liabilities                                 (508)              (250)
          Accrued income taxes refundable/payable             (441)               733
                                                           -------            -------
          Net cash flows from operating activities           3,514              2,284
                                                           -------            -------
Cash Flows From Investing Activities:
  Proceeds from involuntary conversion of equipment            912               -
  Capital expenditures                                      (5,634)           (10,911)
  Increase in capital expenditure payable                      549              2,822
                                                           -------            -------
          Net cash flows from investing activities          (4,173)            (8,089)
                                                           -------            -------
Cash Flows From Financing Activities:
  Net advances (repayments) on line of credit               (9,944)             6,135
  Repayments on long-term debt                              (9,001)              (857)
  Proceeds from long-term debt borrowings                   20,000               -
  Purchases of treasury stock                                 (539)              (692)
                                                           -------            -------
          Net cash flows from financing activities             516              4,586
                                                           -------            -------
          Net decrease in cash and
            cash equivalents                                  (143)            (1,219)

Cash and Cash Equivalents at Beginning of Period               327              1,500
                                                           -------            -------
Cash and Cash Equivalents at End of Period                $    184           $    281

Interest Paid, net of amount capitalized                  $    306           $    135

Income Taxes Paid                                         $     14           $    507

                 See notes to condensed financial statements


                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                        KENTUCKY ELECTRIC STEEL, INC



(1)  Basis of Presentation

    The accompanying unaudited condensed financial statements of Kentucky Electric Steel, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 30, 1996, are not necessarily indicative of the results that may be expected for the year ended September 28, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

    Net income per common share is calculated based on 4,828,055 and 4,911,638 weighted average number of common shares outstanding during the quarters ended March 30, 1996, and April 1, 1995, respectively. Net income per common share is calculated based on 4,850,395 and 4,931,853 weighted average number of shares outstanding for the six months ended March 30, 1996 and April 1, 1995, respectively.


(2)  Accounting Policies

     Fiscal Year End
    The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks, however, the fiscal year ended September 30, 1995 had fifty-three weeks. The first six months of 1996 consists of twenty-six weeks as compared to twenty-seven weeks for the first six months of 1995.

     Reclassifications
     Certain reclassifications have been made to prior year income statement data in order to conform with the fiscal 1996 presentation.

     Property, Plant, Equipment and Depreciation
     Property, plant and equipment is recorded at cost, less accumulated depreciation. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally 3 to 12 years for machinery and equipment and 15 to 30 years for buildings and improvements. Depreciation for income tax purposes is computed using accelerated methods. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for equipment renewals which extend the useful life of any asset are capitalized.

    The Company capitalizes interest costs as part of the historical cost of constructing major capital assets. Interest costs of $32,000 and $217,000 were capitalized for the quarters ended March 30, 1996 and April 1, 1995, respectively. Interest costs of $84,000 and $307,000 were capitalized for the six months ended March 30, 1996 and April 1, 1995, respectively.

(3)  Inventories

    Inventories at March 30, 1996 and September 30, 1995 consist of the following ($000's):

                                                   March 30,     September 30,
                                                    1996            1995
             Raw materials                       $  1,921        $  3,621
             Semi-finished and finished goods      11,918          14,584
               Total inventories                 $ 13,839        $ 18,205

(4)  Insurance Claim Receivable

    The Company's melting and casting operations were shut down for eleven (11) days and the Rolling Mill was shut down for seven (7) days during the quarter due to a fire at the caster. The fire was the result of a breakout on the ladle at the caster. The financial statements include a receivable of $2.6 million which represents the estimated reimbursement receivable from the insurance carrier for the amount of recovery for business interruption and the cost to repair and replace damaged equipment. The accompanying statements of operations for the quarter and six months ended March 30, 1996 includes $1,688,000 of reimbursement for business interruption in the calculation of cost of goods sold and a gain on the involuntary conversion of property and equipment of $369,000 resulting from the destruction of equipment with a net book value of $543,000 and the related insurance reimbursement of $912,000.


(5)  Commitments and Contingencies

    The Company has various commitments for the purchase of materials, supplies and energy arising in the ordinary course of business.

    The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and other matters, which seek remedies or damages. The Company believes that any liability that may ultimately be determined will not have a material effect on its financial position or results of operations.

    The Company generates both hazardous wastes and non-hazardous wastes which are subject to various governmental regulations.
Estimated costs to be incurred in connection with environmental matters are accrued when the prospect of incurring costs for testing or remedial action is deemed probable. The Company is not aware of any material asserted or unasserted environmental claims against the Company and no accruals for such matters have been recorded in the accompanying balance sheets. However, discovery of unknown conditions could result in the recording of accruals in the periods in which they become known.

                      KENTUCKY ELECTRIC STEEL, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    General. The Company manufactures special bar quality alloy and carbon steel bar flats to precise customer specifications for sale in a variety of niche markets. Its primary markets are manufacturers of leaf-spring suspensions, cold drawn bar converters, flat bed truck trailers, and steel service centers.

    Net Sales. Net sales decreased $4.7 million (15.8%) in the second quarter of fiscal 1996 to $24.6 million, as compared to $29.3 million for the second quarter of fiscal 1995. The decrease in net sales is due to a 15.6% decrease in shipments during the second quarter of fiscal 1996 from the comparable period for fiscal 1995. The decrease in shipments is primarily attributable to the effect on production of the caster fire in February which shut down the melting and casting operation for eleven (11) days and the rolling mill for seven (7) days. Shipments were also affected by a softening in demand experienced during the first part of the quarter. The average net selling price per ton for the second quarter of fiscal 1996 was approximately the same as the second quarter of fiscal 1995 even though the product mix included a greater percentage of higher priced products. However, price reductions on selected products, in order to remain competitive, offset the improvements in product mix.

    Net sales for the six months ended March 30, 1996 decreased $7.7 million (13.7%) to $48.3 million, as compared to $56.0 million for the six months ended April 1, 1995. The decrease in net sales is attributed to shipments decreasing by approximately fifteen percent. The decrease in shipments was due to customer inventory adjustments, customer holiday shutdowns, and softening in demand in the first quarter of fiscal 1996 combined with the loss of production as a result of the caster fire in the second quarter of fiscal 1996. Due to improvement in product mix, the average net selling price per ton has increased slightly for the six months ended March 30, 1996 as compared to the six months ended April 1, 1995.

    Cost of Goods Sold. Cost of goods sold decreased $2.5 million (10.3%) in the second quarter of fiscal 1996 to $22.2 million, as compared to $24.7 million for the second quarter of fiscal 1995. As a percentage of net sales, cost of goods sold increased from 84.5% for the three months ended April 1, 1995 to 90.1% for the three months ended March 30, 1996. The increase in cost of goods sold as a percentage of net sales was primarily due to an increase in conversion costs and depreciation. The increase in conversion costs was primarily attributed to lower productivity during the first part of the second quarter and the effect of the February fire, which has been offset by the inclusion of the $1.7 million reimbursement from business interruption in the calculation of cost of goods sold. Although productivity improved during the second quarter, continued problems associated with the start up of the new equipment resulted in lower productivity during the first half of the quarter. The increase in conversion cost was also related to additional depreciation as a result of the equipment placed in service during the latter part of the third fiscal quarter of 1995.

    Cost of goods sold for the six months ended March 30, 1996 decreased $4.0 million (8.5%) to $43.3 million as compared to $47.3 million for the six months ended April 1, 1995. As a percentage of net sales, cost of goods sold increased from 84.5% for the six months ended April 1, 1995 to 89.6% for the six months ended March 30, 1996. The increase in cost of goods sold as a percentage of net sales reflects an increase in conversion costs and depreciation. The increase in conversion cost was primarily due to lower productivity in the melt shop in the first quarter of fiscal 1996 and lower productivity during the first part of the second quarter and the effect of the February fire as discussed in the preceding paragraph. The problems associated with the start up of the new equipment negatively impacted productivity for the first quarter of fiscal 1996 and the first half of the second quarter of fiscal 1996. The increase in conversion cost was also related to additional depreciation as a result of the equipment placed in service during the latter part of the third fiscal quarter of 1995.


    Gross Profit. As a result of the above, gross profit for the second quarter of fiscal 1996 decreased by $2.1 million (46.1%) to $2.4 million from $4.5 million for the second fiscal quarter of 1996. As a percentage of net sales, gross profit decreased from 15.5% for the three months ended April 1, 1995 to 9.9% for the three months ended March 30, 1996.

    As a result of the above, gross profit for the six months ended March 30, 1996 decreased $3.7 million (42.2%) to $5.0 million as compared to $8.7 million for the six months ended April 1, 1995. As a percentage of net sales, gross profit decreased from 15.5% for the six months ended April 1, 1995 to 10.4% for the six months ended March 30, 1996.

    Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses increased by approximately $100,000 and $146,000 for the three months and six months ended March 30, 1996, respectively, as compared to the same periods in fiscal 1995. These increases in selling and administrative expenses were primarily the result of a higher provision for uncollectible accounts and an increase in health benefit costs which have been offset by a decrease in shipping wages (due to reorganization of the Shipping Department, in connection with the completion of the capital expansion plan) and a decrease in incentive compensation (due to the decrease in pre-tax income). As a percentage of net sales, such expenses increased from 6.6% for the three months ended April 1, 1995 to 8.2% for the three months ended March 30, 1996. As a percentage of net sales, such expenses increased from 6.9% for the six months ended April 1, 1995 to 8.3% for the six months ended March 30, 1996. The increase in selling and administrative expenses as a percentage of net sales was primarily attributed to the decrease in shipments, resulting in lower net sales for the second quarter and first six months of fiscal 1996.

    Operating Income. For the reasons described above, operating income decreased by $2.2 million (83.8%) from $2.6 million in the second quarter of fiscal 1995 to $.4 million in the second quarter of fiscal 1996. As a percentage of net sales, operating income decreased from 8.9% in the second quarter of 1995 to 1.7% in the second quarter of 1996.

    Operating income for the six months ended March 30, 1996 decreased by $3.8 million (78.6%) to $1.0 million from $4.8 million for the six months ended April 1, 1995. As a percentage of net sales operating income decreased from 8.7% for the six months ended April 1, 1995 to 2.1% for the six months ended March 30, 1996.

    Interest Expense. Interest expense increased by $357,000 for the three months ended March 30, 1996 from $58,000 for the second quarter of fiscal 1995 to $415,000 for the second quarter of fiscal 1996, net of interest capitalized of $217,000 and $32,000, respectively.
Interest expense for the six months ended March 30, 1996 increased $579,000 from $194,000 for the six months ended April 1, 1995 to $773,000 for the six months ended March 30, 1996, net of interest capitalized of $307,000 and $84,000, respectively. These increases in interest expense were attributed to the additional debt incurred in financing Project '94 and other capital expenditures, and the reduction in capitalized interest due to the completion and start-up of Project '94.

    Gain on Involuntary Conversion of Equipment. As a result of the caster fire, the Company has recorded a receivable of $912,000 for the replacement cost of the equipment destroyed which had a net book value of $543,000. The excess of the replacement cost over the net book value of the equipment destroyed resulted in a gain of approximately $369,000.

    Net Income. As a result of the above, net income decreased by $1.4 million (85.0%) for the three months ended March 30, 1996 from $1.6 million for the second quarter of fiscal 1995 to $243,000 for the second quarter of fiscal 1996.


    Net income for the six months ended March 30, 1996 decreased $2.5 million (86.1%) from $2.9 million for the six months ended April 1, 1995 to $405,000 for the six months ended March 30, 1996.

Liquidity and Capital Resources.

     The cash flows provided from operating activities were $3.5 million for the first six months of fiscal 1996 as compared to $2.3 million for the first six months of fiscal 1995. The first six months of fiscal 1996 operating cash flows reflect the reduction in raw material and work in process inventories and the increase in accounts payable. The cash flows used by investing activities consist of capital expenditures of $5.6 million and $11.0 million for the first six months of fiscal 1996 and 1995, respectively. These amounts were offset by increases in construction expenditures payable of $.5 million and $2.8 million, respectively. Cash flows from investing activities for the six months ended March 30, 1996 also include the proceeds from the involuntary conversion of equipment of $.9 million.

    The cash flows from financing activities were $.5 million for the first six months of fiscal 1996 as compared to $4.6 million for the first six months of fiscal 1995. The cash flows from financing activities of $.5 million for fiscal 1996 reflect net repayments of $10.0 million on the Company's line of credit, $9.0 million repayment on long-term debt, and $.5 million for purchase of treasury stock; however, these amounts have been offset with the proceeds of $20.0 million of new long-term debt. The cash flows from financing activities of $4.6 million for the first six months of fiscal 1995 reflect the $6.1 million of net advances under the Company's line of credit, offset by $.8 million repayment on long-term debt and $.7 million for purchase of treasury stock.

    Working capital at March 30, 1996 was $19.6 million as compared to $10.3 million at September 30, 1995, and the current ratio was 2.1 to
1.0 as compared to 1.4 to 1.0. The increase in working capital and current ratio is primarily attributed to the Company refinancing its debt through the private placement of $20.0 million in unsecured notes, which require no principal payments for five years. The remaining proceeds from the issuance were utilized to pay down the Company's bank credit facility. The change in working capital and current ratio can also be attributed to the $2.6 million insurance reimbursement receivable and the reduction in inventories, both of which resulted from the fire at the caster.

    The Company's primary ongoing cash requirements are for the final installments on Project '94, which expanded the Company's casting, rolling, and finishing capacity and the $8.0 million Ladle Metallurgy Project to expand the melting capacity. The two sources for the Company's liquidity are internally generated funds and its $24.5 million bank credit facility. The Company had $1.2 million in borrowings outstanding as of March 30, 1996. The Company believes that the bank credit facility and internally generated funds will be sufficient to finance the capital expansion projects and for its ongoing cash needs through the next twelve-month period.

                      PART II. - OTHER INFORMATION



ITEM 4.     Submission of Matters to a Vote of Security-Holders

          The annual meeting of shareholders was held on February 1, 1996. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

          1. The nominees for director were elected. The vote was as follows:

                                                For        Withheld    Term Expires
                       Clifford R. Borland   4,138,259      27,958        1999
                       David C. Struve       4,144,609      21,608        1999

          2. The proposal to ratify the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending September 28, 1996. (For 4,154,109; Against 1,800;
              Abstain 10,308)


ITEM 6.     Exhibits and Reports on Form 8-K

          A)  Exhibits
                    27 - Financial Data Schedule

          B)  Reports on Form 8-K - None

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:  May 13, 1996                     KENTUCKY ELECTRIC STEEL, INC.

                                                  (Registrant)

                                             William J. Jessie

                                       William J. Jessie, Vice
President,
                                         Secretary, Treasurer, and
                                         Principal Financial Officer