Form 10-Q
period 1996-06-29
KENTUCKY ELECTRIC STEEL INC /DE/
filed 1996-08-07
CIK 910394

FORM 10-Q

                                  SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 29, 1996


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


                                      YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 1996, is as follows:

       4,722,099 shares of voting common stock, par value $.01 per share.

                                     KENTUCKY ELECTRIC STEEL, INC.


                                           TABLE OF CONTENTS


Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

             Condensed Balance Sheets ..............................
3

            Condensed Statements of Operations ....................
4

            Condensed Statements of Cash Flows ....................
5

            Notes to Condensed Financial Statements ...............
6-7
   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations .................
8-11


PART II.    OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K ......................
12


            SIGNATURES  ...........................................

                                      KENTUCKY ELECTRIC STEEL, INC.
                                        CONDENSED BALANCE SHEETS
                                         (Dollars in Thousands)
                                               (Unaudited)
                                                              June 29,      Sept. 30,
                                                               1996            1995
                       ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                               $    125        $    327
     Accounts receivable, less allowance for doubtful
       accounts of $355 at June 29, 1996 and $625
       at September 30, 1995                                   13,857          12,928
     Inventories                                                      15,416          18,205
     Operating supplies and other current assets                5,211           5,273
     Refundable income taxes                                      899             452
     Deferred tax assets                                                 196             193
                                                                     -------         -------
       Total current assets                                           35,704          37,378
                                                                     -------         -------
   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                                4,275           3,766
     Machinery and equipment                                          27,685          25,980
     Construction in progress                                   9,482           4,093
     Less - accumulated depreciation                           (7,148)         (5,673)
                                                                     -------         -------
          Net property, plant and equipment                    34,294          28,166
                                                              -------         -------
   DEFERRED TAX ASSETS                                          5,905           6,881
                                                              -------         -------
   OTHER ASSETS                                                   546             200
                                                              -------         -------
          Total assets                                       $ 76,449        $ 72,625

        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit                              $  4,382        $ 11,131
     Accounts payable                                           7,017           7,295
     Capital expenditure payable                                3,368           3,076
     Accrued liabilities                                        2,856           3,713
     Current portion of long-term debt                            125           1,839
                                                              -------         -------
          Total current liabilities                            17,748          27,054
                                                              -------         -------
   LONG-TERM DEBT                                                     20,000           7,287
                                                              -------         -------
   OTHER LIABILITIES                                                     343             187
                                                                     -------         -------
          Total liabilities                                           38,091          34,528
                                                              -------         -------
   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued                       -               -
     Common stock, $.01 par value, 15,000,000
       shares authorized, 4,974,099 shares
       issued, respectively                                        50              50
     Additional paid-in capital                                15,710          15,710
     Less treasury stock - 187,500 and 100,000
       shares at cost, respectively                            (1,512)           (869)
     Deferred compensation                                       (492)           (672)
     Retained earnings                                         24,602          23,878
                                                                     -------         -------
          Total shareholders' equity                                  38,358          38,097
                                                                     -------         -------
          Total liabilities and shareholders' equity         $ 76,449        $ 72,625

                               See notes to condensed financial statements

                                      KENTUCKY ELECTRIC STEEL, INC.
                                   CONDENSED STATEMENTS OF OPERATIONS
                              (Dollars in Thousands, Except Per Share Data)
                                               (Unaudited)

                                           Three Months Ended         Nine Months Ended
                                          June 29,     July 1,       June 29,     July 1,
                                            1996        1995           1996        1995
NET SALES                                 $ 26,483    $ 27,910       $ 74,796    $ 83,887
COST OF GOODS SOLD                          23,814      23,720   67,104      71,013
                                           -------     -------        -------     -------
       Gross Profit                          2,669              4,190          7,692      12,874
SELLING AND ADMINISTRATIVE EXPENSES          1,819       1,931          5,806       5,772
                                           -------     -------        -------     -------
       Operating income                        850              2,259          1,886       7,102

INTEREST INCOME AND OTHER                        5          12             24          39
INTEREST EXPENSE                              (343)       (150)        (1,116)       (344)
GAIN ON INVOLUNTARY CONVERSION
  OF EQUIPMENT                                -           -               369        -
                                           -------     -------        -------     -------
       Income before income taxes              512       2,121          1,163       6,797

PROVISION FOR INCOME TAXES                     193         811            439       2,564
                                           -------     -------        -------     -------

       Net income                         $    319    $  1,310       $    724    $  4,233

NET INCOME PER COMMON SHARE               $    .07    $    .27       $    .15    $    .86

WEIGHTED AVERAGE SHARES OUTSTANDING      4,790,885   4,883,414      4,831,054   4,916,110

                               See notes to condensed financial statements

                                      KENTUCKY ELECTRIC STEEL, INC.
                                   CONDENSED STATEMENTS OF CASH FLOWS
                                         (Dollars in Thousands)
                                               (Unaudited)

                                                                Nine Months Ended
                                                           June 29,           July 1,
                                                             1996              1995
Cash Flows From Operating Activities:
  Net income                                              $    724           $  4,233
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization                          1,990                868
      Gain on involuntary conversion of equipment             (369)              -
      Change in deferred taxes                                 976              1,796
      Change in other                                         (259)               (57)
      Change in current assets and current
        liabilities:
          Accounts receivable                                 (929)            (1,697)
          Inventories                                        2,789                 90
          Operating supplies and other
            current assets                                      62               (765)
          Deferred tax assets                                   (3)               (96)
          Accounts payable                                    (278)             1,550
          Accrued liabilities                                 (857)              (344)
          Accrued income taxes refundable/payable             (447)               237
                                                           -------            -------
          Net cash flows from operating activities           3,399              5,815
                                                           -------            -------
Cash Flows From Investing Activities:
  Proceeds from involuntary conversion of equipment            912               -
  Capital expenditures                                      (8,412)           (14,209)
  Increase in capital expenditure payable                      292              1,676
                                                           -------            -------
          Net cash flows from investing activities          (7,208)           (12,533)
                                                           -------            -------
Cash Flows From Financing Activities:
  Net advances (repayments) on line of credit               (6,749)             7,702
  Repayments on long-term debt                              (9,001)            (1,411)
  Proceeds from long-term debt borrowings                   20,000               -
  Purchases of treasury stock                                 (643)              (869)
                                                           -------            -------
          Net cash flows from financing activities           3,607              5,422
                                                           -------            -------
          Net decrease in cash and
            cash equivalents                                  (202)            (1,296)

Cash and Cash Equivalents at Beginning of Period               327              1,500
                                                           -------            -------
Cash and Cash Equivalents at End of Period                $    125           $    204

Interest Paid, net of amount capitalized                  $    955           $    271

Income Taxes Paid                                         $    297           $  1,277

                               See notes to condensed financial statements

                                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      KENTUCKY ELECTRIC STEEL, INC


(1)  Basis of Presentation

      The accompanying unaudited condensed financial statements of Kentucky Electric Steel, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 29, 1996, are not necessarily indicative of the results that may be expected for the year ended September 28, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

      Net income per common share is calculated based on 4,790,885 and 4,883,414 weighted average number of common shares outstanding during the quarters ended June 29, 1996, and July 1, 1995, respectively. Net income per common share is calculated based on 4,831,054 and 4,916,110 weighted average number of shares outstanding for the nine months ended June 29, 1996 and July 1, 1995, respectively.


(2)  Accounting Policies

     Fiscal Year End
      The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks, however, the fiscal year ended September 30, 1995 had fifty-three weeks. The first nine months of 1996 consists of thirty-nine weeks as compared to forty weeks for the first nine months of 1995.

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

      The Company capitalizes interest costs as part of the historical cost of constructing major capital assets. Interest costs of $75,000 and $167,000 were capitalized for the quarters ended June 29, 1996 and July 1, 1995, respectively. Interest costs of $159,000 and $474,000 were capitalized for the nine months ended June 29, 1996 and July 1, 1995, respectively.


(3)  Inventories

      Inventories at June 29, 1996 and September 30, 1995 consist of the following ($000's):]

                                            June 29,      September 30,
                                               1996            1995
           Raw materials                     $  2,657        $  3,621
           Semi-finished and finished goods    12,759          14,584
             Total inventories               $ 15,416        $ 18,205

(4)  Commitments and Contingencies

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

      Net Sales. Net sales decreased $1.4 million (5.1%) in the third quarter of fiscal 1996 to $26.5 million, as compared to $27.9 million for the third quarter of fiscal 1995. The decrease in net sales is due to a 2.8% decrease in shipments and a decrease in average selling price during the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. The decrease in shipments reflects softening demand in selected markets and lost productivity due to trial production of the new product sizes through 12" in width. The decrease in average selling price is primarily attributable to price reductions on selected products reflecting market conditions and pricing pressures.

      Net sales for the nine months ended June 29, 1996 decreased $9.1 million (10.8%) to $74.8 million, as compared to $83.9 million for the nine months ended July 1, 1995. The decrease in net sales is attributed to an 11.2% decrease in shipments. The decline in shipments was due to customer inventory adjustments and loss of production as a result of the caster fire in the second quarter of fiscal 1996 combined with softening demand in several of our markets. Due to improvement in product mix, the average net selling price per ton has remained relatively flat for the nine months ended June 29, 1996 as compared to the nine months ended July 1, 1995.

      Cost of Goods Sold. Cost of goods sold increased $94,000 (.4%) in the third quarter of fiscal 1996 to $23.8 million, as compared to $23.7 million for the third quarter of fiscal 1995. As a percentage of net sales, cost of goods sold increased from 85.0% for the three months ended July 1, 1995 to 89.9% for the three months ended June 29, 1996. This increase reflects the decline in the average selling price and the increase in per ton costs. The reinstallation of the wider strand damaged by the caster fire, trial production of the new wide products and additional depreciation expense increased per ton costs. A large part of the increase in costs resulted from the continued purchase of billets to rebuild our billet inventory and prepare for the start-up of the new ladle metallurgy facility. The additional depreciation expense is the result of the equipment placed in service during the latter part of the third fiscal quarter of 1995.

      Cost of goods sold for the nine months ended June 29, 1996 decreased $3.9 million (5.5%) to $67.1 million as compared to $71.0 million for the nine months ended July 1, 1995. As a percentage of net sales, cost of goods sold increased from 84.7% for the nine months ended July 1, 1995 to 89.7% for the nine months ended June 29, 1996. The increase in cost of goods sold as a percentage of net sales was primarily due to an increase in conversion costs and additional depreciation expense. The problems associated with the start up of the new equipment and the effect of February's caster fire negatively impacted productivity and increased per ton conversion cost. The increase in conversion cost was also related to additional depreciation as a result of the equipment placed in service during the latter part of the third fiscal quarter of 1995.

      Gross Profit. As a result of the above, gross profit for the third quarter of fiscal 1996 decreased by $1.5 million (36.3%) to $2.7 million from $4.2 million for the third fiscal quarter of 1995. As a percentage of net sales, gross profit decreased from 15.0% for the three months ended July 1, 1995 to 10.1% for the three months ended June 29, 1996.

      As a result of the above, gross profit for the nine months ended June 29, 1996 decreased $5.2 million (40.3%) to $7.7 million as compared to $12.9 million for the nine months ended July 1, 1995. As a percentage of net
sales, gross profit decreased from   15.3% for the nine months ended July 1,
1995 to 10.3% for the nine months ended June 29, 1996.

      Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses decreased by approximately $112,000 for the three months ended June 29, 1996 as compared to the comparable period in fiscal 1995. As a percentage of net sales, such expenses were 6.9% for the three months ended June 29, 1996 and for the three months ended July 1, 1995. The decrease in selling and administrative expenses is primarily the result of a decrease in health benefit costs and a decrease in incentive compensation (due to the decrease in pre-tax income) which have been partially offset due to an increase in the provision for uncollectible accounts.

      Selling and administrative expenses increased by $34,000 for the nine months ended June 29, 1996 as compared to the comparable period for fiscal 1995. As a percentage of net sales, such expenses increased from 6.9% for the nine months ended July 1, 1995 to 7.8% for the nine months ended June 29, 1996. The selling and administrative expenses reflect an increase in the provision for uncollectible accounts which has been offset by a decrease in incentive compensation (due to the decrease in pre-tax income) and a decrease in shipping wages (due to reorganization of the Shipping Department, in connection with the completion of the capital expansion plan). The increase in selling and administrative expenses as a percentage of net sales was primarily attributed to the decrease in shipments, resulting in lower net sales for the nine months ended June 29, 1996.

      Operating Income. For the reasons described above, operating income decreased by $1.4 million (62.4%) from $2.3 million in the third quarter of fiscal 1995 to $.9 million in the third quarter of fiscal 1996. As a percentage of net sales, operating income decreased from 8.1% in the third quarter of 1995 to 3.2% in the third quarter of 1996.

      Operating income for the nine months ended June 29, 1996 decreased by $5.2 million (73.4%) to $1.9 million from $7.1 million for the nine months ended July 1, 1995. As a percentage of net sales, operating income decreased from 8.5% for the nine months ended July 1, 1995 to 2.5% for the nine months ended June 29, 1996.

      Interest Expense. Interest expense increased by $193,000 for the three months ended June 29, 1996, from $150,000 for the third quarter of fiscal 1995 to $343,000 for the third quarter of fiscal 1996, net of interest capitalized of $167,000 and $75,000, respectively. Interest expense for the nine months ended June 29, 1996 increased $772,000 from $344,000 for the nine months ended July 1, 1995 to $1.1 million for the nine months ended
June 29, 1996, net of interest capitalized of $474,000 and $159,000, respectively. These increases in interest expense were attributed to the additional debt incurred in financing Project '94 and other capital expenditures, and the reduction in capitalized interest due to the completion and start-up of Project '94.

      Gain on Involuntary Conversion of Equipment. As a result of the caster fire, the Company received insurance proceeds of $912,000 for the replacement cost of the equipment destroyed which had a net book value of $543,000. The excess of the replacement cost over the net book value of the equipment destroyed resulted in a gain of approximately $369,000.

      Net Income. As a result of the above, net income decreased by $1.0 million (75.6%) for the three months ended June 29, 1996 from $1.3 million for the third quarter of fiscal 1995 to $319,000 for the third quarter of fiscal 1996.

      As a result of the above, net income for the nine months ended June 29, 1996 decreased $3.5 million (82.9%) from $4.2 million for the nine months ended July 1, 1995 to $.7 million, for the nine months ended June 29, 1996.


Liquidity and Capital Resources.

     The cash flows provided from operating activities were $3.4 million for the first nine months of fiscal 1996 as compared to $5.8 million for the first nine months of fiscal 1995. The first nine months of fiscal 1996 operating cash flows reflect the lower earnings which have partially been offset by additional depreciation and a decrease in inventories. The cash flows used by investing activities consist of capital expenditures of $8.4 million and $14.2 million for the first nine months of fiscal 1996 and 1995, respectively. These amounts were offset by increases in construction expenditures payable of $.3 million and $1.7 million, respectively. Cash flows from investing activities for the nine months ended June 29, 1996 also include the proceeds from the involuntary conversion of equipment of $.9 million.

      The cash flows from financing activities were $3.6 million for the first nine months of fiscal 1996 as compared to $5.4 million for the first nine months of fiscal 1995. The cash flows from financing activities of $3.6 million for fiscal 1996 reflect net repayments of $6.8 million on the Company's line of credit, $9.0 million repayment on long-term debt, and $.6 million for purchase of treasury stock; however, these amounts have been offset with the proceeds of $20.0 million of new long-term debt. The cash flows from financing activities of $5.4 million for the first nine months of fiscal 1995 reflect the $7.7 million of net advances under the Company's line of credit, offset by $1.4 million repayment on long-term debt and $.9 million for purchase of treasury stock.

      Working capital at June 29, 1996 $18.0 million as compared to $10.3 million at September 30, 1995, and the current ratio was 2.0 to 1.0 as compared to 1.4 to 1.0. The increase in working capital and current ratio is primarily attributed to the Company refinancing its debt through the private placement of $20.0 million in unsecured notes, which require no principal payments for five years. The remaining proceeds from the issuance were utilized to pay down the Company's bank credit facility. The change in working capital and current ratio can also be attributed to the reduction in inventories.
      The Company's primary ongoing cash requirements are for the final installments on Project '94, which expanded the Company's casting, rolling, and finishing capacity and the $8.0 million Ladle Metallurgy Project to expand the melting capacity. The two sources for the Company's liquidity are internally generated funds and its $24.5 million bank credit facility. The Company had $4.4 million in borrowings outstanding as of June 29, 1996 under that facility. The Company believes that the bank credit facility and internally generated funds will be sufficient to finance the capital expansion projects and for its ongoing cash needs.

Outlook

      The ladle metallurgy facility installation continues to progress well and start up operations will begin on schedule in August. This facility will remove the refining cycle from the electric arc furnace thus increasing total melting capacity. The ladle metallurgy facility is expected to be brought to full operation over several months to assure that our high quality standards are maintained.

      The Company's new product sizes are being well received by the marketplace with shipments of new sizes to 27 customers and additional trial orders for other applications. However, the fourth quarter will be another difficult quarter due to current market conditions for our existing product lines and the continued trial production of new products.


Certain Risk Factors

      The matters discussed or incorporated by reference in this Report on Form 10-Q that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involve risks and uncertainities. These risks and uncertainities include, but are not limited to, the reliance on truck and utility vehicle industry; excess industry capacity; product demand and industry pricing; volatility of raw material costs, especially steel scrap; intense foreign and domestic competition; management's estimate of niche market data; the cyclical and capital intensive nature of the industry; and cost of compliance with environmental regulations. These risks and uncertainities could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

                                      PART II. - OTHER INFORMATION



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




DATED:  August 7, 1996                   KENTUCKY ELECTRIC STEEL, INC.
                                                  (Registrant)

                                             William J. Jessie
                                       William J. Jessie, Vice President,
                                         Secretary, Treasurer, and
                                         Principal Financial Officer