Form 10-K
period 1996-09-28
KENTUCKY ELECTRIC STEEL INC /DE/
filed 1996-12-19
CIK 910394

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 28, 1996

                                    OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to
_____________________.

                       Commission File No.  0-22416

                       KENTUCKY ELECTRIC STEEL, INC.
          (Exact name of Registrant as specified in its charter)

            Delaware                                            61-1244541
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                              Identification
                                                                Number)

                  P. O. Box 3500, Ashland, Kentucky 41105-3500
               (Address of principal executive office, Zip code)

                                  (606) 929-1222
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.01 per share
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes  (x)    No  ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price on December 12, 1996: $23,887,821.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of December 12, 1996:

4,628,099 shares of Common Stock, par value $.01 per share.




                    DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders dated December 12, 1996 are incorporated herein by reference in response to items 10 through 13 in Part III of this report.

                             TABLE OF CONTENTS


Page

PART I ..............................................................    4

     Item 1.  Business ..............................................    4
     Item 2.  Properties ............................................   10
     Item 3.  Legal Proceedings .....................................   10
     Item 4.  Submission of Matters to a Vote of Security Holders ...   10

PART II .............................................................   12

     Item 5.  Market for Registrant's Common Equity and Related
              Shareholder Matters ...................................   12
     Item 6.  Selected Financial Data ...............................   12
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...................   13
     Item 8.  Financial Statements and Supplementary Data ...........   18
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ...................   18

PART III ............................................................   19

     Item 10. Directors and Executive Officers of the Registrant ....   19
     Item 11. Executive Compensation ................................   19
     Item 12. Security Ownership of Certain Beneficial
              Owners and Management .................................   19
     Item 13. Certain Relationships and Related Transactions ........   19

PART IV .............................................................   20

     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K ...................................   20

SIGNATURES ..........................................................   23

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES .........................   24

                       KENTUCKY ELECTRIC STEEL, INC.

                                  PART I

Item 1.   Business

General

     Kentucky Electric Steel, Inc. was incorporated in Delaware in August, 1993. On October 6, 1993, Kentucky Electric Steel, Inc. purchased the assets of Kentucky Electric Steel Corporation, a wholly owned subsidiary of NS Group, Inc. The operating results included in this report represent the operations of Kentucky Electric Steel, Inc. (the Company"). The Company's operations use the same facilities and market to the same customers as its predecessor.

     The Company owns and operates a steel mini-mill near Ashland, Kentucky. As a mini-mill, the Company recycles steel from scrap, a process designed to result in lower production costs than those of integrated steel mills, which produce steel by processing iron ore and other raw materials in blast furnaces. Bar flats are produced to a variety of specifications and fall primarily into two general quality levels - merchant bar quality steel bar flats ("MBQ Bar Flats") for generic types of applications and special bar quality steel bar flats ("SBQ Bar Flats"), where more precise customer specifications require the use of various alloys, customized equipment and special production procedures to insure that the finished product meets critical end-use performance characteristics. The Company is a leading manufacturer of SBQ Bar Flats for the leaf-spring suspension, cold drawn bar conversion and truck trailer support beam markets. Approximately 80% of the Company's sales are of SBQ Bar Flats.

     The Company has completed a capital expenditure program ("Project '94") which expanded the Company's casting, rolling and finishing capacity and increased the size range of products the Company can produce. The Company has also substantially completed the capital expenditure program to install a ladle metallurgy facility (the "Ladle Metallurgy Project"), which began start-up operations in the fourth quarter of fiscal 1996. The ladle metallurgy facility removes the refining cycle from the electric arc furnace, thereby increasing total melting capacity.

     The Company manufactures over 2,600 different SBQ Bar Flat items which are sold to a variety of relatively small volume niche markets, including the leaf-spring suspension market for light and heavy-duty trucks, mini-vans and utility vehicles, cold drawn bar converters, certain specialty applications for steel service centers, truck trailer manufacturers and other miscellaneous markets. The Company's mill was specifically designed to manufacture wider and thicker bar flats that are required by these markets. Completion of Project '94 enabled the Company to increase the size range of products offered from two inches in thickness and eight inches in width to three inches in thickness and twelve inches in width.
In addition, the Company employs a variety of specially designed equipment which is necessary to manufacture SBQ Bar Flats to the specifications demanded by its customers. Although the Company specializes in SBQ Bar Flats, particularly in the thicker and wider sections, it also, to a much lesser extent, competes in the MBQ Bar Flat market.

     The Company's business strategy is to increase its share of the SBQ Bar Flat market and to expand into related niche market applications where it can profitably supply products for special customer needs. Project '94 increased the range of thickness and width of the Company's products, thereby enabling the Company to expand its business primarily by increasing the number of products it sells to existing customers and, to a lesser degree, the development of new customers.

Manufacturing Operations

     The Company recycles steel by melting steel scrap in two 50-ton electric arc furnaces and adding a variety of alloys to make different grades of steel in accordance with customer specifications. The refined molten steel is then poured into a continuous caster to produce continuous strands of steel with cross-sectional dimensions ranging from approximately 16 to 72 square inches. The addition of the fourth strand, as part of Project '94, increased the maximum cross-section from 38 square inches and allows the Company to use four continuous strands in producing certain sizes. The strands are cut to produce billets of specified length which are reheated to approximately 2,300 degrees Fahrenheit at the Company's rolling mill and fed through a series of roll stands to reduce their size and form them into steel bar sections. These sections emerge from the rolling mill, are uniformly cooled on a cooling bed, and are cut to lengths specified by the customer. The cut bar flats are stacked into bundles ready for shipment.

     The completion of Project '94 increased the Company's casting, rolling and finishing capacity. The Company currently is able to finish more product in its rolling operations than it is capable of producing with its existing melting facilities. As described below, the Company began start-up operations of the Ladle Metallurgy Facility in the fourth quarter of fiscal 1996, which is designed to increase melting capacity toward the Company's goal of balancing its operations at approximately 400,000 tons a year. Due to start-up problems, the caster fire, and melting capacity limitation during fiscal 1996, the production capacity of finished products from the Company's rolling mill was approximately 260,000 tons. The Company sold 225,800 tons of finished goods in fiscal 1996 which constitutes 87% of its capacity.

     The Company transports its products by common carrier, generally shipping by truck and by rail. The Company has railroad sidings at its facilities.

Capital Improvements and Expansion

     Annual capital expenditures over the last five fiscal years have averaged $7.1 million, which includes $10.5 million expended in fiscal year 1996.

     The Company has substantially completed the Ladle Metallurgy Project and began start-up operations in the fourth quarter of fiscal 1996. The ladle metallurgy facility removes the refining cycle from the electric arc furnace, thus increasing total melting capacity toward the Company's ultimate goal of approximately 400,000 tons per year.

     The Board of Directors has approved the fiscal 1997 capital expenditure plan for approximately $5.0 million, which includes completion of the Ladle Metallurgy Project, environmental compliance projects, and various equipment upgrades and replacements for all departments.

Primary Markets and Products

     The Company is primarily a special bar quality ("SBQ") producer of alloy and carbon steel bar flats. Its primary markets are manufacturers of leaf-spring suspensions, cold drawn bar converters, flat bed truck trailers manufacturers and steel service centers.

     In general, the size of markets served by the Company is such that comprehensive published industry data is not available. Therefore, much of the information relating to the size of steel bar markets has been estimated by the Company based upon its knowledge of the industry. During the year ended September 28, 1996, the Company's sales to leaf-spring suspension customers decreased, while sales to cold drawn bar converters and steel service centers increased. The following table presents, for fiscal 1995 and 1996, the percentage of the Company's net sales by market:

                                                 1995         1996
        Leaf-spring suspension .........          32.0%        25.3%
        Cold drawn bar converters ......          15.7%        19.3%
        Steel service centers ..........          13.9%        18.0%
        Truck trailers .................          12.3%        11.3%
        Miscellaneous ..................          26.1%        26.1%
            Totals .....................         100.0%       100.0%

Leaf-Spring Suspension Market. High tensile SBQ spring steel is produced to customer and industry specifications for use in leaf-spring assemblies. These assemblies are utilized in light, medium and heavy duty trucks, trailers, mini-vans and four-wheel drive vehicles with off-road capability. The trend toward tapered leaf-spring products and air-ride suspension continues. These products use somewhat less steel but they are manufactured from larger cross section bar flats that match the Company's manufacturing strengths. The Company believes the total leaf-spring domestic market is approximately 450,000 tons annually, and that the Company's share of this market is approximately 15%. The Company believes that it is a leading supplier to manufacturers of leaf-spring suspensions for heavy trucks, vans, trailers, and heavy equipment.

Cold Drawn Bar Converters Market. The Company sells its expanded range of SBQ hot rolled bar products to cold drawn bar manufacturers. KESI's product range, 1/4" through 3" thickness and 2" through 12" width, enables the Company to supply practically all the sizes needed by the converters. The converters remove the scale from the hot rolled bar and draw it through a carbide die. The drawing reduces the cross section, improves surface and internal properties, and produces a more exacting tolerance bar. The end product is sold directly to original equipment manufacturers and through distributors, with the majority being sold by the steel service centers. The Company estimates that the domestic cold drawn bar market for bar flats is approximately 200,000 tons annually, and that the Company's share of this market is approximately 20%.

Steel Service Centers Market. Approximately 30% of all steel shipments to the end-user are distributed through steel service centers, making this the largest single market for steel manufacturers. The Company sells both MBQ and SBQ bar flats into this market. The majority of its sales consist of the less competitive heavier section sizes and hard to make grades.

Truck Trailers Market. The Company is a significant supplier of SBQ bar flats for flat bed trailer support beam flange material. This material is engineered and produced to exacting specifications consistent with trailer manufacturers' requirements.

Miscellaneous Markets. The Company supplies other markets including metal building, grader blades, agricultural equipment, construction/fabricating, railroad and industrial chain manufacturers. The products furnished to these markets are primarily SBQ Bar Flats along with a mixture of MBQ Bar Flats. Although the Company has not focused its sales efforts on MBQ Bar Flats, attention to select sizes of MBQ Bar Flats has provided good balance for the Company's manufacturing facilities. Within the MBQ Bar Flat market, the Company has concentrated its sales on specialty items as opposed to higher volume commodity products. Targeted opportunities within these markets match the Company's planned expansion described in "Business -- Capital Improvements and Expansion."

Customers

     The Company sells to over 350 customers. Four subsidiaries of one customer, which manufacture different products, represented approximately 11.7% of sales for fiscal 1996. No other customer accounted for more than - 10% of sales in fiscal 1996. The loss of a principal customer could have a material adverse effect on the Company's operations.

      The Company's foreign sales as a percentage of total sales were 8.8% in fiscal 1996. These sales consisted primarily of leaf-spring suspension products shipped to Canada, Mexico, and South America.

Marketing

     Senior management of the Company is directly involved in sales to new and existing customers. Sales are nationwide and in certain foreign markets. Sales efforts are performed by seven in-house sales representatives and seven manufacturers' representative companies. The efforts of these sales representatives are directed by the Company's Vice President, Sales and Marketing.

Competition and Other Market Factors

     The domestic and foreign steel industries are characterized by intense competition. The Company competes with domestic and foreign producers, many of whom have financial resources substantially greater than those available to the Company. The Company has identified its principal competition from the following sources: (i) in its leaf-spring suspension market, the Company faces competition from five North American mills; (ii) in its cold drawn bar converters market, the Company competes with five North American mills; (iii) in the steel service center market, the Company encounters competition from numerous North American mills; and (iv) in its truck trailer market, the Company competes with one North American mill. The Company believes that the principal competitive factors effecting its business are price, quality, service, and geographic location.

Backlog and Seasonality

     As of September 28, 1996, the Company had firm orders for
approximately   48,000 tons representing approximately $21.4 million in
sales, as compared with approximately 57,000 tons representing approximately $26.8 million in sales, at September 30, 1995.

     The Company operates on a continuous basis with only occasional scheduled shutdowns for heavy maintenance work. The Company's operations are not otherwise subject to seasonal fluctuations in operations or sales.

Raw Materials

     The principal raw material used in the Company's steel mill is ferrous scrap. Ferrous scrap is derived from, among other sources, discarded automobiles, appliances, structural steel, railroad cars and machinery.
The purchase price of scrap is subject to market conditions largely beyond the control of the Company. The Company is located in an area where scrap is generally available and typically maintains one month of scrap supply. Historically, price fluctuations of scrap have had no material long-term impact on the Company. However, while the Company has generally been successful in passing on scrap cost increases through price increases, the effect of steel imports, market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company's ability to increase prices. One scrap dealer supplied approximately 47% of the Company's scrap in fiscal 1996. In an attempt to insure an adequate source of raw materials, however, the Company has identified, inspected, and purchased scrap from over 20 dealers.

     The Company's manufacturing processes consume large amounts of electricity, which the Company purchases from Kentucky Power Company. An abundant regional supply of coal, used in producing electricity, helps keep the Company's energy costs relatively low. Since November 1987, the Company has operated its facilities under an interruptible power contract with Kentucky Power Company, which is terminable by either party upon twelve months notice. Under this agreement the Company may use electricity at any hour of the day or night, provided that Kentucky Power Company may impose a surcharge on the Company if it exceeds certain specified levels of use. The agreement also provides that the electricity supplier may interrupt the Company's use during times of peak demand, although it is required to provide a certain amount of firm contract capacity to prevent equipment damage during interrupted periods. The Company believes that there is sufficient electricity available for its current and foreseeable levels of production.

Employees

     As of September 28, 1996, the Company employed 447 people, approximately 77% of whom are members of the United Steelworkers of America. The Company's current five-year collective bargaining agreement expires in September 1998. The Company believes that its wage rates and benefits are competitive with other mini-mills.

     The Company offers no postretirement employee health care benefits or other benefit program subject to accounting under the provisions of Statement of Financial Accounting Standards No. 106 -- "Employers' Accounting for Postretirement Benefits other than Pensions" which became effective in fiscal 1994.

Environmental and Regulatory Matters

     The Company is subject to federal, state, and local environmental laws and regulations concerning, among other matters, wastewater discharge, air emissions and furnace dust disposal. As with similar mills in the industry, the Company's furnaces are classified as generating hazardous waste (K061) because they produce certain types of dust containing lead, chromium and cadmium ("Furnace Dust"). The Company currently collects and handles Furnace Dust through a contract with Horsehead Resource Development Company, Inc. ("HRD"), which reclaims from the waste dust certain materials for reuse and arranges for further recycling or disposal of the residual material. Some of the Furnace Dust generated by the Company and shipped to HRD was processed at HRD's Palmerton, Pennsylvania facility (the "Palmerton Site"), which is the subject of an enforcement action brought by the United States Department of Justice and the Pennsylvania Department for Environmental Resources. Although on August 24, 1995 HRD, the Department of Justice, and USEPA issued a joint press release announcing a settlement of the enforcement action, HRD may incur substantial costs in connection with the remediation of the Palmerton Site and compliance with the settlement agreement and environmental laws and regulations. If HRD were to become insolvent, the Company could incur liability with respect to the remediation of the Palmerton Site or other HRD disposal sites. In addition, the cost of reclaiming or disposing of Furnace Dust may increase substantially in the future.

     The Company believes it is in substantial compliance with applicable environmental laws and regulations. Notwithstanding such compliance, if damage to persons or property or contamination of the environment has been or is caused by the conduct of the Company's business or by hazardous substances or wastes used, generated or disposed of by the Company (or possibly by prior operators of the Company's mini-mill or by third parties), the Company may be held liable for such damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability to the Company could be material. Changes in federal or state laws, regulations or requirements or discovery of unknown conditions could require additional expenditures by the Company.

     Prior to 1985, Furnace Dust was stored by a prior owner at the Company's mini-mill facility. Although this storage area was closed in 1985 and the stored Furnace Dust was removed, amendments to the Resource Conservation and Recovery Act ("RCRA") and federal regulations currently require that storage units, such as the Furnace Dust storage area, which were closed by removal ("clean closure") either obtain post-closure permits or demonstrate that the closure is equivalent to current standards. The U.S. Environmental Protection Agency has notified the Company, which has in turn notified the prior operators of the facility, that it must be demonstrated that the prior closure meets RCRA current standards or a post closure permit must be obtained. The Company believes the costs associated with demonstrating clean closure equivalency are the responsibility of the mini-mill's prior operator. Nevertheless, there can be no assurance that the Company will be successful in seeking reimbursement from the prior operator or will not otherwise incur expenses in connection with the closure of the Furnace Dust storage site.

     Between 1981 and 1983, a prior operator of the Company's mini-mill disposed of Furnace Dust in the Cooksey Brother's landfill, in Cannonsburg, Kentucky ("Cooksey Landfill"). Before 1981 the prior operator disposed of Furnace Dust in other locations, including a strip mine. The Company did not assume any liability for disposal at the Cooksey Landfill or such other sites in the acquisition agreement pursuant to which the Company acquired its mini-mill in 1986. Though the Cooksey Landfill is operating pursuant to a permit and bond issued and approved by the Kentucky Division of Waste Management, and the Company has no reason to believe that the Cooksey Landfill or other sites are likely targets for listing as a Kentucky "uncontrolled site" or federal superfund site, the Company could incur clean up expenses with respect to the Cooksey Landfill or such other sites if such sites are listed as a Kentucky "uncontrolled site" or federal superfund site and the Company is not successful in obtaining full indemnification from the prior operator of its mini-mill.

     The Company's operations are subject to the federal Clean Air Act which provides for regulation, through state implementation of federal requirements, of the emission of certain air pollutants. The Company will continue to monitor these evolving laws and regulations and will plan and budget, as appropriate, for any such additional capital and operating expenditures that may be required to upgrade or install new or additional pollution control equipment and secure additional or modified permits. There can be no assurance that evolving federal and state environmental requirements or discovery of unknown conditions will not require the Company to make material expenditures in the future or affect the Company's ability to obtain permits for its existing operations or future expansion.


Item 2.   Properties

     The Company's operations are located on approximately 122 acres of land near Ashland, Kentucky, next to an interstate highway and a rail line. The Company believes that its facilities are well maintained, in good condition and adequate and suitable for its operating needs. The Company has planned certain capital expenditures with respect to its properties. See Item 1 - Business - "Manufacturing Operations" and "Capital Improvements and Expansion."


Item 3.   Legal Proceedings

     The Company is subject to various claims and lawsuits arising in the ordinary course of business with respect to commercial, product liability and other matters, which seek remedies or damages. Based upon its evaluation of available information, management does not believe that any such matters are likely, individually or in the aggregate, to have a material adverse effect upon the Company's business, financial position, results of operations or cash flows. See also Item 1 "Business - Environmental and Regulatory Matters."


Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year ended September 28, 1996.

             Executive Officers of the Registrant

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 6, 1997.

     The names, ages and positions of all of the executive officers of the Registrant as of September 28, 1996 are listed below with their business experience with the Registrant for the past five years. Officers are elected annually by the Board of Directors at the first meeting of directors following the annual meeting of shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Charles C. Hanebuth, 52, has been President and Chief Executive Officer of the Company since its formation in August 1993. From November 1990 to October 1993, Mr. Hanebuth was President and Chief Operating Officer of Kentucky Electric Steel Corporation, a wholly owned subsidiary of NS Group, Inc. Prior to November 1990, Mr. Hanebuth was a Vice President of ELCOR Corporation, a manufacturer of roofing and industrial products, and President of its wholly-owned subsidiary, Chromium Corporation, a remanufacturer of diesel engine components. Mr. Hanebuth has 17 years management experience in the steel industry. Mr. Hanebuth is a director of Ashland Bankshares, Inc., the holding company of the Bank of Ashland, and Ashland Hospital Corporation, which operates King's Daughters' Medical Center.

William J. Jessie, 46, a certified public accountant, has been Vice President, Secretary, Treasurer and Chief Financial Officer of the Company since its formation in August 1993. Prior to August, 1993 he was Controller of Kentucky Electric Steel Corporation since 1986. Mr. Jessie has 21 years of public accounting experience with national and local accounting firms.

Joseph E. Harrison, 52, has been Vice President of Sales and Marketing of the Company since its formation in August 1993. From February 1991 to August 1993 he was General Sales Manager of Kentucky Electric Steel Corporation. From July 1988 to November 1990, Mr. Harrison was general sales manager with Lorin Industries, an aluminum coil anodizer. Mr. Harrison has over 26 years of sales experience in the steel industry.

William H. Gerak, 51, has been Vice President of Administration of the Company since January 1994. From February 1988 to December 1993 he was the Director of Human Resources and Labor Relations for Heekin Can, Inc., a wholly owned subsidiary of Ball Corporation, a producer of steel food and aerosol containers, head-quartered in Cincinnati, Ohio. Mr. Gerak has over 22 years of human resource and administrative experience.


                                  PART II


Item 5.   Market for Registrant's Common Equity and Related Shareholder
          Matters

     The Company's common stock trades on the NASDAQ National Market under the symbol KESI. The following table sets forth, for the fiscal periods indicated, the high and low closing prices of the stock on the NASDAQ National Market:

                              Fiscal 1995                Fiscal 1996
                           High          Low          High          Low
        First Quarter      $ 11-1/8      $  7-3/4     $ 10          $ 7-3/4
        Second Quarter       10             8-1/4        8-11/16      6-5/8
        Third Quarter         9-3/4         8-3/4        8-1/2        6-7/8
        Fourth Quarter       11-1/4         8-7/8        8-1/2        6-1/2

     On December 12, 1996 there were approximately 2,400 beneficial owners of the Company's common stock.

     The Company currently intends to retain all earnings to support the development of its business, although the paying of dividends on its common stock is periodically reviewed. Certain of the Company's debt instruments currently restrict the payment of dividends by Kentucky Electric Steel, Inc. Specifically, the debt instruments restrict payment of dividends to the amount available in a "Restricted Payment Pool" as defined in the senior note agreement and amended bank credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of the Notes to Financial Statements of the Company.

Item 6.   Selected Financial Data

     The selected financial data shown below for the five years in the period ended September 28, 1996 are derived from the audited financial statements of the Company. The information set forth below should be used in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere herein.

                                               Year Ended
                          September  September  September  September  September
                           26, 1992   25, 1993   24, 1994   30, 1995   28, 1996
                                     (In thousands, except share data)

Income Statement Data:
  Net sales .............. $80,438    $90,547   $102,629   $107,402   $ 98,320
  Cost of goods sold .....  66,669     75,884     86,892     91,642     89,783
                            ------     ------    -------    -------    -------
    Gross profit .........  13,769     14,663     15,737     15,760      8,537
  Selling and admini-
    strative expenses ....   6,065      6,069      6,963      7,696      7,391
                            ------     ------     ------     ------     ------
    Operating income .....   7,704      8,594      8,774      8,064      1,146
  Interest income from
    NS Group, Inc. - net       322        686         30       -          -
  Interest expense .......    (552)      (402)      (586)      (658)    (1,453)
  Interest income and
    other ................      16         12        164         57         31
  Gain on involuntary con-
    version of equipment      -          -          -          -           369
                            ------     ------     ------     ------     ------
    Income before income
     taxes ...............   7,490      8,890      8,382      7,463         93
  Income taxes ...........   2,919      3,374      3,167      2,812         35
                            ------     ------     ------     ------     ------
      Net Income ......... $ 4,571    $ 5,516    $ 5,215    $ 4,651    $    58
  Net income
    per common share ..... $  1.02    $  1.23    $  1.06    $   .95    $   .01

  Weighted average shares
    outstanding .........4,500,000  4,500,000  4,908,158  4,905,456  4,806,161

Balance Sheet Data:
  Working capital ........ $24,654    $13,145    $21,553    $10,324    $14,963
  Total assets ...........  39,711     46,259     56,870     72,625     78,433
  Long-term debt (1) .....   4,586      2,748      9,001      7,287     20,000
  Shareholders' equity ...  24,928     15,134     34,276     38,097     37,110

(1)  Net of current portion.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following analysis of results of operations and financial condition of the Company should be read in conjunction with "Selected Financial Data" and Financial Statements and Supplementary Data included elsewhere herein.

General

      Kentucky Electric Steel, Inc. (KESI) was formed to acquire the assets and assume the liabilities of Kentucky Electric Steel Corporation (KESC), a wholly owned subsidiary of NS Group, Inc. (NS Group). KESI was capitalized in an initial public offering of its common stock on October 6, 1993 in which 4,500,000 shares were issued. As used herein, "the Company" refers to Kentucky Electric Steel, Inc. and its predecessor, Kentucky Electric Steel Corporation, with respect to the applicable periods.

      The Company manufactures special bar quality alloy and carbon steel bar flats to precise customer specification for sale in a variety of niche markets. As a result, while the Company's business is cyclical in nature, its financial results have been less volatile than those of the domestic steel industry in general. The Company has historically generated sufficient cash flow to meet its capital expenditure and debt service requirements.

     The Company's net sales increased from $90.5 million in fiscal 1993 to $102.6 million in fiscal 1994, and $107.4 million in fiscal 1995. Fiscal 1996 net sales decreased to $98.3 million. The increase in net sales for fiscal 1994 was attributed to significant increases in raw material prices that were, over a period of time, passed on to the customer. The increase in net sales for fiscal 1995 is attributed to an increase in average selling price and also to a change in product mix, with lower priced leaf-spring material comprising a smaller percent of total shipments. The decrease in net sales for fiscal 1996 is primarily attributed to a 7.4% decline in shipments, which has resulted from continued production problems encountered in start-up of the new finishing facilities during the first half of fiscal 1996, the caster fire during the second quarter, and the start-up of the ladle metallurgy facility during the fourth quarter of fiscal 1996, combined with softening demand in certain markets. During these periods, the Company has focused its efforts on increasing its market share with existing customers and expanding its customer base in higher margin applications.

Results of Operations

     The following table sets forth the percentages of the Company's net sales represented by certain income and expense items for the periods indicated.

                                                      Year Ended
                                           September   September   September
                                            24, 1994    30, 1995    28, 1996
        Net sales .........................    100.0%      100.0%      100.0%
        Cost of goods sold ................     84.7        85.3        91.3
                                               -----       -----       -----
        Gross profit ......................     15.3        14.7         8.7
        Selling and administrative
          expenses ........................      6.8         7.2         7.5
        Operating income ..................      8.5         7.5         1.2
        Interest expense ..................      (.6)        (.6)       (1.5)
        Interest income and other .........       .2          -           -
        Gain on involuntary conversion
          of equipment ....................       -           -           .4
                                               -----       -----       -----
        Income before income taxes ........      8.1         6.9          .1
        Income taxes ......................      3.1         2.6          -
                                               -----       -----       -----
        Net income ........................      5.0%        4.3%         .1%





Year Ended September 28, 1996 Compared with Year Ended September 30, 1995

     Net Sales. Net sales for fiscal 1996 decreased by $9.1 million (8.5%) to $98.3 million from $107.4 million for fiscal 1995 due to a decline in shipments and decrease in average selling price. Total shipments for fiscal 1996 were approximately 225,800 tons, down 7.4% from fiscal 1995. The average selling price per ton decreased by 1.1% in 1996. The decline in shipments has resulted from the continued production problems encountered with the start-up of the new finishing facilities during the first half of fiscal 1996, a caster fire during the second quarter and the start-up of the ladle metallurgy facility during the fourth quarter of fiscal 1996, combined with softening demands in certain markets.

     Cost of Goods Sold. Cost of goods sold for fiscal 1996 decreased $1.8 million (1.9%) to $89.8 million from $91.6 million for fiscal 1995. As a percentage of net sales, cost of goods sold increased from 85.3% for fiscal 1995 to 91.3% in fiscal 1996. The increase in cost of goods sold as a percentage of net sales is primarily attributed to an increase in per ton conversion costs and additional depreciation expense. The problems associated with the start-up of the new finishing equipment during the first half of fiscal 1996, the ladle metallurgy facility during the fourth quarter of fiscal 1996 and, to a lesser extent, the effect of February's caster fire negatively impacted productivity and increased per ton conversion cost. In addition, conversion costs were higher due to additional depreciation related to the completion of the capital projects.

     Gross Profit. As a result of the above, gross profit for fiscal 1996 decreased by $7.3 million (45.8%) from $15.8 million in fiscal 1995 to $8.5 million in fiscal 1996. As a percentage of net sales, gross profit decreased from 14.7% in fiscal 1995 to 8.7% in fiscal 1996.

     Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, human resources, and other administrative departments. Selling and administrative expenses for fiscal 1996 decreased $.3 million (4.0%) to $7.4 million from $7.7 million for fiscal 1995. As a percentage of net sales such expenses increased from 7.2% for fiscal 1995 to 7.5% for fiscal 1996. The selling and administrative expenses reflect a decrease in incentive compensation (due to the decrease in pre-tax income) and a decrease in shipping wages (due to reorganization of the Shipping Department, in connection with the completion of the capital expansion plan). These decreases have been partially offset by an increase in the provision for uncollectible accounts. The increase in selling and administrative expenses as a percentage of net sales was primarily attributed to the decrease in shipments, resulting in lower net sales for fiscal year 1996.

     Operating Income. For the reasons described above, operating income decreased by $7.0 million (85.8%) from $8.1 million in fiscal 1995 to $1.1 million in fiscal 1996. As a percentage of net sales, operating income decreased from 7.5% in fiscal 1995 to 1.2% in fiscal 1996.

     Interest Expense. Interest expense increased by $.8 million to $1.5 million in fiscal 1996 from $.7 million in fiscal 1995, net of interest capitalized of $262,000 and $523,000, respectively. The increase in interest expense is attributed to the additional debt incurred in financing the capital expansion projects and the reduction in capitalized interest due to the completion and start-up of Project '94.

     Gain on Involuntary Conversion of Equipment. As a result of the caster fire, the Company received insurance proceeds of $912,000 for the replacement cost of the equipment destroyed which had a net book value of $543,000. The excess of the replacement cost over the net book value of the equipment destroyed resulted in a gain of approximately $369,000.

     Net Income. As a result of the above, net income decreased by $4.6 million from $4.7 million in fiscal 1995 to $58,000 in fiscal 1996. As a percentage of net sales, net income decreased from 4.3% in fiscal 1995 to
 .1% in fiscal 1996.

Year Ended September 30, 1995 Compared with Year Ended September 24, 1994

     Net Sales. Net sales for fiscal 1995 increased by $4.8 million (4.7%) to $107.4 million from $102.6 million for fiscal 1994 due to an increase in average selling price and change in product mix. The average selling price per ton increased 7.9% in 1995. The change in product mix reflects the decrease in sales of lower priced leaf-spring material during fiscal 1995. Total shipments for fiscal 1995 were 243,900 tons, down 3.1% over fiscal 1994. This decrease is largely attributable to the 12.1% decline in fiscal 1995 fourth quarter shipments, resulting from production problems encountered with the start-up of the new finishing facilities.

     Cost of Goods Sold. Cost of goods sold for fiscal 1995 increased $4.7 million (5.5%) to $91.6 million from $86.9 million for fiscal 1994. As a percentage of net sales, cost of goods sold increased from 84.7% for fiscal 1994 to 85.3% in fiscal 1995. The increase in cost of goods sold as a percentage of net sales is primarily attributed to higher conversion costs per ton. The higher conversion costs resulted from lower production, reflecting the problems encountered with the start-up of the new equipment and the additional depreciation on the new equipment.

     Gross Profit. As a result of the above, gross profit for fiscal 1995 increased slightly to $15.8 million from $15.7 million in fiscal 1994. As a percentage of net sales, however, gross profit decreased from 15.3% in fiscal 1994 to 14.7% in fiscal 1995.

     Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, human resources, and other administrative departments. Selling and administrative expenses for fiscal 1995 increased $733,000 (10.5%) to $7.7 million from $7.0 million for fiscal 1994. As a percentage of net sales, such expenses increased from 6.8% for fiscal 1994 to 7.2% for fiscal 1995. The increase in selling and administrative expenses is largely attributed to increases in incentive compensation, shipping, repairs and maintenance cost, increases in license, franchise and miscellaneous taxes (due to a non-recurring refund received in the prior year) and an increase in the provision for uncollectible accounts. The increases are partially offset by the elimination of corporate charges from the Company's former parent, a decrease in workers compensation expense and decreases in miscellaneous supplies and other.

     Operating Income. For the reasons described above, operating income decreased by $.7 million (8.1%) from $8.8 million in fiscal 1994 to $8.1 million in fiscal 1995. As a percentage of net sales, operating income decreased from 8.5% in fiscal 1994 to 7.5% in fiscal 1995.

     Interest Expense. Interest expense increased by $72,000 to $658,000 in fiscal 1995 from $586,000 in fiscal 1994, net of interest capitalized of $523,000 and $87,000, respectively. The increase is attributed to the additional debt incurred in financing the capital expansion project.

     Net Income. As a result of the above, net income decreased by $564,000 (10.8%) from $5.2 million in fiscal 1994 to $4.7 million in fiscal 1995. As a percentage of net sales, net income decreased from 5.0% in fiscal 1994 to 4.3% in fiscal 1995.


Liquidity and Capital Resources

     Cash flows from operating activities amounted to $12.7 million, $5.3 million, and $3.9 million in fiscal 1994, 1995 and 1996, respectively. In fiscal 1994, in connection with the initial public offering, the Company settled its $5.7 million receivable from NS Group as partial payment of a $15.4 million dividend to NS Group. The $5.7 million decrease in the receivable from NS Group is included in cash flows from operating activities in fiscal 1994. Cash flows from operating activities before changes in the receivable to NS Group were $7.0 million in fiscal 1994.

     Fiscal 1995 operating cash flows were negatively impacted by $3.1 million increase in inventories. The increase in inventories reflected the Company's build-up of billet inventory in anticipation of the new equipment being ramped-up to projected production levels. The increase in inventories also reflected the increase in conversion costs associated with the start-up of the new equipment. Partially offsetting this was a $1.6 million increase in cash flows from operating activities resulting from the combined reduction in accounts receivable and increase in accounts payable, which resulted from efforts to minimize working capital requirements.

     Fiscal 1996 operating cash flows reflect the lower earnings which have partially been offset by additional depreciation and a reduction in accounts receivable and inventories. The additional depreciation is related to the equipment placed in service during the latter part of the third quarter of fiscal 1995. The decrease in accounts receivable reflects the lower average net selling price for shipments during the fourth quarter of fiscal 1996 as compared to the fourth quarter of fiscal 1995. The decrease in inventories is primarily attributed to a decrease in finished goods inventory, which has partially been offset by the increase in carrying value from the increase in conversion costs.

     Cash flows used by investing activities consist of capital expenditures, net of capital expenditures payables, of $6.0 million, $14.9 million, and $11.2 million in fiscal 1994, 1995, and 1996, respectively. The decrease in capital expenditures in fiscal 1996 is primarily due to the completion of Project '94 in fiscal 1995, which has been partially offset by expenditures on the Ladle Metallurgy Project in fiscal 1996. Cash flows from investing activities for fiscal 1996 also include the proceeds from the involuntary conversion of equipment of $.9 million.

     Cash flows used in financing activities amounted to $6.2 million in fiscal 1994. The $6.2 million in fiscal 1994 is comprised of $5.8 million in principal payments on long-term debt and a $15.4 million dividend paid to NS Group, offset by $12.0 million proceeds from long-term debt borrowings and the net proceeds from the initial public offering of $3.0 million.

     Cash flows provided from financing activities amounted to $8.4 million and $6.1 million in fiscal 1995 and 1996, respectively. The $8.4 million in fiscal 1995, represents $11.1 million in advances on the Company bank credit facility offset by $1.8 million principal payments on long-term debt and $.9 million used for purchases of treasury stock. The $6.1 million in fiscal 1996, reflects net repayments of $3.6 million on the Company's line of credit, $9.0 million repayment on long-term debt, and $1.3 million for purchases of treasury stock, offset by the proceeds of $20.0 million of unsecured senior notes.

     Working capital at September 28, 1996, was $15.0 million as compared to $10.3 million at September 30, 1995. The current ratio was 1.7 to 1.0 at September 28, 1996 as compared to 1.4 to 1.0 at September 30, 1995. The increase in working capital and current ratio is primarily attributed to the Company refinancing its debt through the private placement of $20.0 million in unsecured senior notes, which require no principal payments for five years. The remaining proceeds from the issuance were utilized to pay down the Company's bank credit facilities.

     The Company's primary ongoing cash requirements are for the payment of retainage on Project '94, which expanded the Company's casting, rolling, and finishing capacity, and on the Ladle Metallurgy Project, which is expanding the melting capacity. The two sources for the Company's liquidity are internally generated funds and its $24.5 million bank credit facility. The Company had $7.5 million in borrowings outstanding as of September 28, 1996 under that facility. The Company believes that the bank credit facility and internally generated funds will be sufficient to finance the capital projects and for its ongoing cash needs through the next twelve-month period.

Impact of Inflation and Changing Prices

     While the Company has not experienced any material long-term adverse effects on operations in recent years because of inflation, margins have been affected by inflationary conditions. The Company's primary cost components are steel scrap, labor, and energy, all of which are susceptible to domestic inflationary pressures. Scrap prices are frequently influenced by supply and demand factors as well as general economic conditions. In contrast, finished product prices are influenced by nationwide economic trends and manufacturing capacity within the steel industry. While the Company has generally been successful in passing on cost increases through price increases, the effect of steel imports, market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company's ability to increase prices. See "Business -- Employees," "Competition and Other Market Factors," "Raw Materials" and "Manufacturing Operation."

Forward Looking Statements

     The matters discussed or incorporated by reference in this Report on Form 10-K that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involve risks and uncertainties. These risks and uncertainties include, but are not limited to, the reliance on truck and utility vehicle industry; excess industry capacity; product demand and industry pricing; volatility of raw material costs, especially steel scrap; intense foreign and domestic competition; management's estimates of niche market data; the cyclical and capital intensive nature of the industry; and cost of compliance with environmental regulations. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

Impact of Recent Accounting Pronouncements

     See Note 2 "Summary of Significant Accounting Policies" of the Notes to Financial Statements of the Company.

Item 8.   Financial Statements and Supplementary Data

     The financial statements and schedules listed in Item 14(a)(1) and
(a)(2) hereof are included herein and are filed as part of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                 PART III


Item 10.  Directors and Executive Officers of the Registrant

     The specified information required by this item is incorporated by reference to the information under the heading "Proposal I: Election of Directors" in the Proxy Statement as filed with the Commission or is included under the heading "Executive Officers of the Registrant" in Part I of this 10-K filing. The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the information under the heading "Compliance with Section 16(a)" of the Proxy Statement.

Item 11.  Executive Compensation

     The specified information required by this item is incorporated by reference to the information under the heading "Executive Compensation" in the Proxy Statement as filed with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The specified information required by this item is incorporated by reference to the information in the table under the heading "Voting Securities and Principal Holders Thereof" in the Proxy Statement as filed with the Commission.

Item 13.  Certain Relationships and Related Transactions

     The specified information required by this item is incorporated by reference to the information under the heading "Certain Transactions" in the Proxy Statement as filed with the Commission.



                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)1.      Index to Statements Covered by Report of Independent Public
                Accountants

     The following financial statements of Kentucky Electric Steel, Inc. are included in this report on Form 10-K:
                                                                       Page

        Report of Independent Public Accountants .....................  F-1

        Balance Sheets - September 30, 1995 and September 28, 1996 ...  F-2

        Statements of Operations - years ended September 24, 1994,
        September 30, 1995, and September 28, 1996 ...................  F-3

        Statements of Changes in Shareholders' Equity - years ended September 24, 1994, September 30, 1995, and September 28,
        1996 .........................................................  F-4

        Statements of Cash Flows - years ended September 24, 1994,
        September 30, 1995 and September 28, 1996 ....................  F-5

        Notes to Financial Statements ................................  F-6


     (a)2.     Index to Financial Statement Schedules

     The following financial statement schedules of Kentucky Electric Steel, Inc. are filed as a separate section of this report.
                                                                       Page

       Report of Independent Public Accountants .....................   S-1

       Schedule II  Valuation and Qualifying Accounts ...............   S-2




 (a) 3.   Exhibits

     3.1 Certification of Incorporation of Kentucky Electric Steel, Inc., filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-1 (No. 33-67140), and incorporated by reference herein.

     3.2 By-Laws of Kentucky Electric Steel, Inc., filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-1 (No. 33-67140), and incorporated by reference herein.

     4.1 Senior Note Agreement between Registrant and a group of institutional investors. Filed as Exhibit 4.1 to Registrant's Form 10-K for the fiscal year ended September 30, 1995, File No. 0-22416, and incorporated by reference herein.

     4.2 Amended and Restated Loan Agreement between Registrant and National City Bank, Kentucky, dated November 1, 1995. Filed as
          Exhibit 4.2 to Registrant's Form 10-K for the fiscal year ended September 30, 1995, File No. 0-22416, and incorporated by reference herein.

     4.3  Amended and Restated Export Financing Agreement between
          Registrant and National City Bank, Kentucky, dated November 1, 1995. Filed as Exhibit 4.3 to Registrant's Form 10-K for the fiscal year ended September 30, 1995, File No. 0-22416, and incorporated by reference herein.

    10.1 Transfer Agreement between NS Group, Inc., Kentucky Electric Steel Corporation, and Registrant, filed as Exhibit 10.2 to Registrant's Form 10-K for the fiscal year ended September 25, 1993, File No. 0-22416, and incorporated by reference herein.

    10.2 Tax Agreement between NS Group, Inc., Kentucky Electric Steel Corporation and Registrant, filed as Exhibit 10.3 to Registrant's Form 10-K for the fiscal year ended September 25, 1993, File No. 0-22416, and incorporated by reference herein.

    10.3 Form of Indemnification Agreement between Registrant and Its Executive Officers and Directors, filed as Exhibit 10.4 to Amend-ment No. 1 to Registrant's Registration Statement on Form S-1 (No. 33-67140), and incorporated by reference herein.

    10.4  Form of Salary Continuation Agreement entered into with Charles
          C. Hanebuth, filed as Exhibit 10.6 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 (No. 33-67140), and incorporated by reference herein.

    10.5 Registration Rights Agreement between Registrant and NS Group, Inc., filed as Exhibit 10.7 to Registrant's Form 10-K for the fiscal year ended September 25, 1993, File No. 0-22416, and incorporated by reference herein.

    10.6 Contract with Morgan-Pomini Company for Rolling and Finishing End Modernization filed as Exhibit 10.8 to Registrant's Form 10-Q, No. 0-22416, filed on May 4, 1994, and incorporated by reference herein.

    10.7 Contract with Stel-Tek Engineering Co., Ltd. for Melt Shop Casting Machine Upgrade filed as Exhibit 10.9 to Registrant's Form 10-Q, No. 0-22416, filed on May 4, 1994, and incorporated by reference herein.

    10.8 The Kentucky Electric Steel, Inc. Salary Continuation Plan, effective June 7, 1994, for the benefit of the Company's eligible salaried employees, filed as Exhibit 10.10 to Registrant's Form 10-K for the fiscal year ended September 24, 1994, File No. 0-22416, and incorporated by reference herein.

    10.9 The Kentucky Electric Steel, Inc. Executive Severance Plan, effective June 7, 1994, for the benefit of the Company's eligible Executive Officers, filed as Exhibit 10.11 to Registrant's Form 10-K for the fiscal year ended September 24, 1994, File No. 0-22416, and incorporated by reference herein.

    10.10 Employment agreements dated June 7, 1994, between Kentucky Electric Steel, Inc. and its four Executive Officers, filed as
          Exhibit 10.12 to Registrant's Form 10-K for the fiscal year ended September 24, 1994, File No. 0-22416, and incorporated by reference herein.

    10.11 Salary Continuation Agreements entered into between Kentucky Electric Steel, Inc. and its four Executive Officers, filed as
          Exhibit 10.13 to Registrant's Form 10-K for the fiscal year ended September 24, 1994, File No. 0-24416, and incorporated by reference herein.

    10.12 The Kentucky Electric Steel, Inc. Key Employee Stock/Loan Plan, effective February 2, 1995 for the benefit of the Company's Executive Officers, filed as Exhibit 10.14 to Registrant's Form10-Q, No. 0-22416, filed on February 9, 1995, and incorporated by reference herein.

    10.13 Contract with EMC International, Inc. for Ladle Metallurgy Facility, filed as Exhibit 10.15 to Registrant's Form 10-Q, No. 0-22416, filed on May 16, 1995, and incorporated by reference herein.

    10.14 Rights Agreement between Kentucky Electric Steel, Inc. and Wachovia Bank of North Carolina, N.A., dated as of February 27, 1996, filed as Exhibit 4 to Registrant's Form 8-K, File No. 0-22416, filed on February 28, 1996 and incorporated by reference herein.

    23    Consent of Arthur Andersen LLP

    27    Financial Data Schedule



 (b)      Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended September 28, 1996.

                                      SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KENTUCKY ELECTRIC STEEL, INC.


December 12, 1996                       By:  \s\Charles C. Hanebuth
                                             Charles C. Hanebuth
                                             President, Chief Executive
                                             Officer and Chairman


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      Signatures                   Title                          Date


\s\Charles C. Hanebuth President, Chief Executive Officer December 12, 1996
Charles C. Hanebuth       and Director


\s\William J. Jessie   Vice President, Secretary,         December 12, 1996
William J. Jessie         Treasurer and Chief Financial
                          Officer
                       (Principal Financial and
                          Accounting Officer)

\s\Clifford R. Borland Director                           December 12, 1996
Clifford R. Borland

\s\Carl E. Edwards, Jr. Director                          December 12, 1996
Carl E. Edwards, Jr.

\s\J. Marvin Quin, II   Director                          December 12, 1996
J. Marvin Quin, II

\s\David C. Struve      Director                          December 12, 1996
David C. Struve

               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


       Financial Statements                                        Page

       Report of Independent Public Accountants .................   F-1

       Balance Sheets - September 30, 1995 and September 28, 1996   F-2

       Statements of Operations - years ended September 24, 1994,
       September 30, 1995 and September 28, 1996 ................   F-3

       Statements of Changes in Shareholders' Equity - years ended September 24, 1994, September 30, 1995, and September 28,
       1996 .....................................................   F-4

       Statements of Cash Flows - years ended September 24, 1994,
       September 30, 1995 and September 28, 1996 ................   F-5

       Notes to Financial Statements ............................   F-6


       Financial Statement Schedules

       Report of Independent Public Accountants .................   S-1

       Schedule II  Valuation and Qualifying Accounts ...........   S-2

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Kentucky Electric Steel, Inc.:

       We have audited the accompanying balance sheets of Kentucky Electric Steel, Inc. (a Delaware corporation) as of September 30, 1995 and September 28, 1996, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Electric Steel, Inc. as of September 30, 1995 and September 28, 1996 and the results of its operations and its cash flows for each of the three years in the period ending September 28, 1996 in conformity with generally accepted accounting principles.

       As explained in Note 7 to the financial statements, the Company changed its method of accounting for income taxes effective September 26, 1993.


                                     Arthur Andersen LLP


Cincinnati, Ohio,
October 29, 1996



                         KENTUCKY ELECTRIC STEEL, INC.
                                BALANCE SHEETS
                            (Dollars in Thousands)
                                                            September        September
                                                             30, 1995         28, 1996
                       ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                $    327        $    124
     Accounts receivable, less allowance for doubtful
       accounts of $625 in 1995 and $390 in 1996                12,928          12,113
     Inventories                                                18,205          17,367
     Operating supplies and other current assets                 5,273           5,067
     Refundable income taxes                                       452             540
     Deferred tax assets                                           193             680
                                                               -------         -------
       Total current assets                                     37,378          35,891
                                                               -------         -------
   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                          3,766           4,353
     Machinery and equipment                                    25,980          37,774
     Construction in progress                                    4,093           1,412
     Less - accumulated depreciation                            (5,673)         (7,852)
                                                               -------         -------
          Net property, plant and equipment                     28,166          35,687
                                                               -------         -------
   DEFERRED TAX ASSETS                                           6,881           6,263
                                                               -------         -------
   OTHER ASSETS                                                    200             592
                                                               -------         -------
          Total assets                                        $ 72,625        $ 78,433

        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit                               $ 11,131        $  7,546
     Accounts payable                                            7,295           7,214
     Capital expenditures payable                                3,076           2,404
     Accrued liabilities                                         3,713           3,639
     Current portion of long-term debt                           1,839             125
                                                               -------         -------
          Total current liabilities                             27,054          20,928
                                                               -------         -------
   LONG-TERM DEBT                                                7,287          20,000
                                                               -------         -------
   OTHER LIABILITIES                                               187             395
                                                               -------         -------
          Total liabilities                                     34,528          41,323
                                                               -------         -------
   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued                        -               -
     Common stock, $.01 par value, 15,000,000 shares
       authorized, 4,974,099 shares issued                          50              50
     Additional paid-in capital                                 15,710          15,710
     Less treasury stock - 100,000 and 273,000 shares
       at cost, respectively                                      (869)         (2,165)
     Deferred compensation                                        (672)           (421)
     Retained earnings                                          23,878          23,936
                                                               -------         -------
          Total shareholders' equity                            38,097          37,110
                                                               -------         -------
          Total liabilities and shareholders' equity          $ 72,625        $ 78,433

                       See notes to financial statements

                         KENTUCKY ELECTRIC STEEL, INC.
                           STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)
                                                            Year Ended
                                               September    September    September
                                                24, 1994     30, 1995     28, 1996

     NET SALES                                  $102,629     $107,402     $ 98,320
     COST OF GOODS SOLD                           86,892       91,642       89,783
                                                 ------       -------      -------
            Gross profit                          15,737       15,760        8,537

     SELLING AND ADMINISTRATIVE EXPENSES           6,963        7,696        7,391
                                                 -------      -------      -------
            Operating income                       8,774        8,064        1,146

     INTEREST EXPENSE                               (586)        (658)      (1,453)
     INTEREST INCOME AND OTHER                       194           57           31
     GAIN ON INVOLUNTARY CONVERSION
       OF EQUIPMENT                                 -            -             369
                                                 -------      -------      -------
            Income before income taxes             8,382        7,463           93

     PROVISION FOR INCOME TAXES                    3,167        2,812           35
                                                 -------      -------      -------

            Net income                          $  5,215     $  4,651     $     58


     NET INCOME PER COMMON SHARE                $   1.06     $    .95     $    .01

     WEIGHTED AVERAGE SHARES OUTSTANDING       4,908,158    4,905,456    4,806,161




                       See notes to financial statements

                          KENTUCKY ELECTRIC STEEL, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     For the Three Years in the Period Ended
                               September 28, 1996


                             (Dollars in Thousands)
                                         Addi-
                                         tional                   Deferred
                          Common Stock   Paid-In  Treasury Stock  Compen-   Retained
                         Shares  Amount  Capital  Shares  Amount  sation    Earnings   Total

BALANCE, Sept. 25, 1993 4,500,000  $45   $   955     -     $  -     $  -    $14,134   $15,134
  Issuance of stock,
    net of stock
    issuance cost         400,000    4     2,980     -        -        -       -        2,984
  Tax benefit recorded
    in conjunction with
    initial public
    offering                 -       -    11,000     -        -        -       -       11,000
  Dividend paid to
    NS Group, Inc.           -       -      -        -        -        -       (122)     (122)
  Restricted stock
    grants                18,000     -       490     -        -      (490)     -         -
  Amortization of
    deferred comp-
    ensation                 -       -      -        -        -        65      -           65
  Net income                 -       -      -        -        -        -      5,215     5,215
                        ---------   --    ------  -------   -----     ---    ------    ------
BALANCE, Sept. 24, 1994 4,918,000   49    15,425     -        -      (425)   19,227    34,276
  Restricted stock
    grants                 56,099    1       285     -        -      (286)     -         -
  Stock loan grants          -       -      -        -        -      (185)     -         (185)
  Amortization of
    deferred comp-
    ensation                 -       -      -        -        -       224      -          224
  Purchases of treasury
    stock                    -       -      -    (100,000)    (869)    -       -         (869)
  Net income                 -       -      -  -       -        -      4,651     4,651
                        ---------   --    ------   -------   -----    ---    ------    ------
BALANCE, Sept. 30, 1995 4,974,099  $50   $15,710 (100,000)  $ (869) $(672)  $23,878   $38,097
  Stock loan grants          -       -      -        -        -       (32)     -          (32)
  Amortization of
    deferred comp-
    ensation                 -       -      -        -        -       283      -          283
  Purchases of treasury
    stock                    -       -      -    (173,000)  (1,296)    -       -       (1,296)
  Net income                 -       -      -        -        -        -         58        58
                        ---------   --    ------  -------    -----    ---    ------    ------
BALANCE, Sept. 28, 1996 4,974,099  $50   $15,710 (273,000) $(2,165) $(421)  $23,936   $37,110

                        See notes to financial statements

                         KENTUCKY ELECTRIC STEEL, INC.
                           STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                                                    Year Ended
                                                       September    September    September
                                                        24, 1994     30, 1995     28, 1996
Cash Flows From Operating Activities:
  Net income                                            $ 5,215      $ 4,651      $    58
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization                         916        1,564        2,769
      Gain on involuntary conversion of equipment          -            -            (369)
      Change in deferred taxes                              601        1,927          618
      Change in other                                      (104)        (141)        (257)
      Changes in current assets and
        current liabilities:
          Accounts receivable                               453          445          815
          Inventories                                    (2,581)      (3,055)         838
          Operating supplies and other
            current assets                                 (471)        (830)         206
          Refundable income taxes                          (566)         114          (88)
          Receivable/payable with NS Group, Inc.          5,730         -            -
          Deferred stock issuance costs                   1,480         -            -
          Deferred tax assets                             1,236          (79)        (487)
          Accounts payable                                1,769        1,138          (81)
          Accrued liabilities                               470         (455)         (74)
          Accrued stock issuance costs                   (1,419)        -            -
                                                         ------       -------       -----
          Net cash flows from operating activities       12,729        5,279        3,948
                                                         ------       ------        -----
Cash Flows From Investing Activities:
  Proceeds from involuntary conversion of equipment        -            -             912
  Capital expenditures                                   (7,335)     (16,647)     (10,509)
  Increase (decrease) in capital expenditures payable     1,304        1,772         (672)
                                                         ------       ------       ------
          Net cash flows from investing activities       (6,031)     (14,875)     (10,269)
                                                         ------       ------       ------
Cash Flows From Financing Activities:
  Net advances (repayments) on line of credit              -          11,131       (3,585)
  Repayments on long-term debt                           (5,754)      (1,839)      (9,001)
  Proceeds from long-term debt borrowings                12,000         -          20,000
  Net proceeds from issuance of common stock              2,984         -            -
  Dividends paid to NS Group, Inc.                      (15,432)        -            -
  Purchases of treasury stock                              -            (869)      (1,296)
                                                         ------       ------       ------
          Net cash flows from financing activities       (6,202)       8,423        6,118
                                                         ------       ------       ------
          Net increase (decrease) in cash
            and cash equivalents                            496       (1,173)        (203)
Cash and Cash Equivalents at Beginning of Period          1,004        1,500          327
                                                         ------       ------       ------
Cash and Cash Equivalents at End of Period              $ 1,500      $   327      $   124

Interest Paid, net of amount capitalized                $   570      $   566      $   884

Income Taxes Paid, including amounts paid to
  NS Group, Inc.                                        $ 1,655      $ 1,326      $   376

                       See notes to financial statements


                         KENTUCKY ELECTRIC STEEL, INC.
                         NOTES TO FINANCIAL STATEMENTS


(1)  Nature of Operations

    Kentucky Electric Steel, Inc. (KESI or the Company) was formed to acquire the assets and assume the liabilities of Kentucky Electric Steel Corporation (KESC), a wholly owned subsidiary of NS Group, Inc. (NS Group). The Company owns and operates a steel mini-mill near Ashland, Kentucky.
The Company manufactures special bar quality alloy and carbon steel bar flats to precise customer specifications for sale in a variety of niche markets. KESI was capitalized in an initial public offering of its common stock on October 6, 1993 in which 4,500,000 shares were issued. The proceeds of the offering, after deducting the underwriting discount, were approximately $50,220,000. Approximately $45,630,000, representing the proceeds of 4,100,000 of the shares issued in the offering less a portion of the expenses of the offering, was given to NS Group together with 400,000 shares of KESI common stock in exchange for the net assets of KESC. The remaining net proceeds, approximately $2,984,000 after expenses of the offering, were retained by KESI and have been recorded in equity in fiscal 1994.

    In accordance with generally accepted accounting principles, the approximately $15,134,000 historical cost basis of the net assets of KESC transferred to KESI was reflected in the financial statements of KESI upon consummation of the transaction. This amount was recorded in equity for the common stock issued to acquire the net assets of KESC (4,100,000 shares of the initial public offering and 400,000 shares issued directly to NS Group).

    In connection with the transaction described above, KESC declared a special dividend on September 24, 1993 in an amount required to reduce total shareholders' equity to $15,134,000 at the date of closing of the transaction. An additional dividend to NS Group of $122,000 was declared in fiscal 1994 based upon earnings through October 6, 1993, the closing date of the transaction.


(2)  Summary of Significant Accounting Policies

    Accounting Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash Equivalents
    Cash includes currency on hand and demand deposits with financial institutions. Cash equivalents consist of investments with maturities of three months or less. Amounts are stated at cost, which approximates market value.

    Inventories
    Inventory costs include material, labor and manufacturing overhead. Inventories are valued at the lower of average cost or market.

    Property, Plant and Equipment and Depreciation
    Property, plant and equipment is recorded at cost, less accumulated depreciation. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally 3 to 12 years for machinery and equipment and 15 to 30 years for buildings and improvements. Depreciation for income tax purposes is computed using accelerated methods. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for equipment renewals which extend the useful life of any asset are capitalized.

    The Company capitalizes interest costs as part of the historical cost of acquiring major capital assets. Interest costs of $262,000 and $523,000 were capitalized for the year ended September 28, 1996 and September 30, 1995, respectively.

    Income Taxes
     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), deferred tax liabilities and future tax benefits are adjusted to the amount of the estimated effect on taxes payable in future years at the rate scheduled to then be in affect. The Company adopted SFAS No. 109 effective September 26, 1993; the cumulative effect of adoption was not material. As a result of the agreement pursuant to which the Company acquired the assets and assumed the liabilities of Kentucky Electric Steel Corporation, the Company's net tax basis in its assets and liabilities increased without a corresponding increase in the basis of its assets and liabilities for financial reporting purposes. Accordingly, the Company initially recorded a deferred tax asset of $13,803,000 and a valuation allowance of $2,803,000. The related benefit has not been reflected in the statement of operations but rather as a direct increase to shareholders' equity. The amount of the deferred tax asset is based upon appraisal of the Company's assets and tax laws and rates currently in effect. The $13,803,000 deferred tax asset, as of October 6, 1993, relates primarily to the excess tax basis of the Company's property, plant and equipment. The actual benefit received could be impacted by future changes in the tax law and rates.

    Recent Accounting Pronouncements
    In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS No. 121) related to the accounting for impairment of long lived assets and for long lived assets held for disposal. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. The Company adopted SFAS No. 121 effective October 1, 1995, but the effect of adoption was not material to the Company's financial position or results of operations.

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123) related to accounting for stock-based compensation. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement encourages the use of the fair value based method to measure compensation cost for stock-based employee compensation plans, however, it also continues to allow the intrinsic value based method of accounting as prescribed by APB Opinion No. 25. If the intrinsic value based method is used, the statement requires pro forma disclosures of net income and earning per share, as if the fair value based method of accounting had been applied. The fair value based method requires compensation cost be measured at the grant date based upon the value of the award and recognized over the service period, which is normally the vesting period. The Company will adopt SFAS No. 123 effective September 29, 1996 and will continue to use the intrinsic value based method of accounting.

    Fiscal Year End
    The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks, however, the fiscal year ending September 30, 1995 consists of fifty-three weeks.

    Net Income per Common Share
    Net income per share is calculated using the weighted average number of shares of common stock equivalents outstanding during the period. The effect of stock options outstanding is not material and therefore is not included in the computation of net income per share.

    Reclassifications
    Certain reclassifications have been made to prior years income statements in order to conform with the fiscal 1996 presentation.

(3)  Inventories

    Inventories at September 30, 1995 and September 28, 1996 consist of the following ($000's):

                                                     1995         1996
              Raw materials                         $  3,621     $  4,069
              Semi-finished and finished goods        14,584       13,298
               Total inventories                 $ 18,205     $ 17,367

(4)  Accrued Liabilities

     Accrued liabilities at September 30, 1995 and September 28, 1996 consist of the following ($000's):

                                                     1995         1996
     Accrued payroll and related liabilities        $  2,052     $  1,442
     Accrued insurance and workers' compensation       1,128          950
     Accrued interest payable                            127          697
     Other                                               406          550
                                                 $  3,713     $  3,639

(5)  Long-Term Debt

    Long-term debt of the Company at September 30, 1995 and September 28, 1996 consists of the following ($000's):

                                                     1995         1996
         Variable rate term loan due a
           financial institution                      $  9,001     $   -
         Unsecured senior notes, due in equal
           annual installments from November
           2000 through 2005, interest at 7.66%           -          20,000
           Other                                           125          125
                                                         9,126       20,125
         Less - Current portion                         (1,839)        (125)
                                                   $  7,287     $ 20,000
</TABLE)

    Effective November 1, 1995, the Company refinanced its long-term debt through the private placement of $20 million in unsecured senior notes, which require no principal payments for five years. Principal payments commence on November 1, 2000 and are due in equal annual installments over six years. These notes bear interest at the rate of 7.66% per annum, with interest paid semi-annually. The remaining proceeds from the issuance were utilized to pay down the Company's bank credit facility. The Company also renegotiated its bank credit facility, increasing the facility from $19.5 million to $24.5 million and decreasing the LIBOR rate option from LIBOR plus 1.65% to LIBOR plus 1.35%, or the higher of the prime rate minus 1/2% or the seven day Fed Funds average rate plus 2%. The bank credit facility is unsecured. The notes and bank credit facility contain restrictive covenants, which include, among other restrictions, a maximum ratio of total funded debt to total capitalization, fixed charge coverage ratio, minimum net worth and restrictions on the payment of dividends.

    As of September 28, 1996, approximately $7.5 million was outstanding under the bank credit facility, approximately $1.9 million was utilized to collateralize various letters of credit and $9.5 million was available for additional borrowings. The weighted average interest rate on short term borrowings as of September 28, 1996 and September 30, 1995 were 7.5% and
7.7%, respectively.

    The estimated fair value of the Company's unsecured senior notes is estimated using discounted cash flow analysis, based upon the estimated market rate as of September 28, 1996. The fair value of the unsecured senior notes was approximately $19.8 million as of September 28, 1996.

(6)  Significant Customers and Foreign Sales

    The Company grants trade credit to customers within the markets it serves, the most significant of which is the leaf-spring suspension market.
Sales to this market represented 40.4%, 32.0% and 25.3% of total sales for 1994, 1995 and 1996, respectively.

    One company, which has several wholly-owned subsidiaries which are customers of the Company, represented 16.6%, 16.2% and 11.7% of net sales in fiscal 1994, 1995 and 1996, respectively. No other customer accounted for more than 10% of net sales.

    The Company's foreign sales represented 14.8%, 6.3% and 8.8% of total sales for 1994, 1995 and 1996, respectively.

(7) Income Taxes

    During fiscal year 1994, the Company adopted SFAS No. 109 in accounting for income taxes, as discussed in Note 1. The provision for income taxes consists of the following ($000's):

                                               1994         1995         1996

         Current:
           Federal                           $   992      $   916      $(2,510)
            State                                    97         -            (379)
                                                  1,089          916       (2,889)
            Deferred:
              Federal                           $ 1,867      $ 1,616      $ 2,541
            State                                   211          280          383
                                                  2,078        1,896        2,924
            Total provision for income taxes    $ 3,167      $ 2,812      $    35

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons ($000's):

                                                 1994         1995         1996
          Income tax provision at statutory
            tax rate of 34%                   $ 2,849      $ 2,537      $    32
          State income taxes, net of
            federal effect                        203          185            1
          Other, net                              115           90            2
                                           $ 3,167      $ 2,812      $    35

    The components of the net deferred tax asset at September 30, 1995 and September 28, 1996 are as follows ($000's):

                                                Sept. 30,     Sept. 28,
                                                   1995          1996
          Deferred tax components:
            Property, plant and equipment        $ 5,734       $ 3,323
            Intangibles                            3,160         2,949
            AMT credit carryforwards                 912         2,023
            NOL carryforward                        -            1,604
            Other                                    (51)         (275)
                                                   9,755         9,624
            Valuation allowance                   (2,681)       (2,681)

               Net deferred tax assets           $ 7,074       $ 6,943

    For Federal income tax purposes the Company has alternative minimum tax carryforwards of approximately $2.0 million, which are not limited by expiration dates. The Company also has gross operating tax loss carryforwards of approximately $3.8 million which expire beginning in 2011. The Company has recorded deferred tax assets related to these carryforwards.

    The realization of deferred tax assets is dependent in part upon generation of sufficient future taxable income. Management has considered the levels of currently anticipated pre-tax income in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical pre-tax income levels, the impact of the Company's recent capital expenditures and changes in its capital structure, and other factors, management believes it is more likely than not that the net deferred tax asset, after consideration of the valuation allowance which has been established, will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

(8)  Profit Sharing Plans

    The Company has established profit sharing plans for its bargaining unit (hourly) and salaried employees. Generally, the plans require mandatory contributions of five percent of pretax profits (with a guaranteed minimum based on hours worked) for the hourly employees, and an additional discretionary contribution set by the Board of Directors for salaried employees. Expense for contributions was approximately $779,000, $751,000 and $213,000 in 1994, 1995 and 1996, respectively.

(9)  Stock Option/Restricted Stock Plan

    The Company has Employee Stock Option/Restricted Stock Plans which provide shares of common stock for awards to eligible employees in the form of stock options and restricted stock. Awards under the plans may be made to any officer or other key employees of the Company. The options become exercisable on a pro rata basis over a period of four years beginning one year after the grant date, except for options issued in conjunction with the initial public offering, which become exercisable over a three year period which began on approval by the shareholders of the 1993 Employee Stock Option/Restricted Stock Plan in February 1994. All unexercised options expire ten years after the date of grant. Option and restricted stock prices range from $7.63 to $12.31 per share.

    The plans also provide for the issuance of restricted stock. The restricted shares vest three years after the grant date. During 1994 in connection with the initial public offering, 18,000 restricted shares were granted and issued, and vest on a pro rata basis over a period of four years beginning one year after the grant date. Compensation expense of $209,000 and $240,000 was recognized in fiscal 1995 and 1996, respectively, as a result of amortization of restricted stock grants over the vesting periods. The unamortized portion of the restricted stock is reflected in deferred compensation and was $502,000 and $261,000 as of September 30, 1995 and September 28, 1996, respectively.

    A summary of transactions in the plans for fiscal 1995 and 1996 are as follows:

                                                     1995         1996
    Options outstanding, beginning of year       151,092      240,284
    Options granted                               89,192       91,192
       Options forfeited                               -          (3,500)
                                                    -------      -------
    Options outstanding, end of year             240,284      327,976

    Options exercisable, end of year              51,571      102,009

    Restricted shares granted                     30,721         -

     Options and restricted shares
       available for grant                          175,617       87,925

    The 1993 Transition Stock Option Plan (the "Transition Plan") was approved by the shareholders in 1994. The Transition Plan was designed to substitute KESI stock options for previously issued NS Group stock options. KESI incentive stock options for 186,539 shares of Common Stock were issued in 1994, with exercise prices varying from $8.76 per share to $20.86 per share. A summary of transactions in the plan for fiscal 1995 and 1996 are as follows:

                                                     1995         1996
       Options outstanding, beginning of year       181,275      177,422
       Options granted                                 -            -
       Options forfeited                             (3,853)      (7,992)
                                                    -------      -------
       Options outstanding, end of year             177,422      169,430

       Options exercisable, end of year             141,050      149,814

    During 1995, the Company began a key employees' stock loan plan which provides for the granting of loans to eligible employees for the purchase of the Company's common stock in the open market. Under the terms of the plan, the loans are forgiven, and the related amounts expensed, on a pro-rata basis over a five-year period of service beginning at the date of grant. The unamortized balance due from eligible employees under the plan is reflected as deferred compensation and shown as a deduction of shareholders' equity and was $170,000 and $160,000 as of September 30, 1995 and September 28, 1996, respectively. In fiscal 1995 and fiscal 1996, the Company recognized $15,000 and $43,000, respectively, of compensation expense related to the plan.

(10)  Shareholders' Equity

    Each share of common stock outstanding (and each share of common stock issued prior to the occurrence of certain events) carries with it one Preferred Stock Purchase Right to purchase at a price of $40, one-hundredth of a share of Series A Junior Participating Preferred Stock. The Preferred Stock Purchase Rights are exercisable only if a person or group acquires or announces a tender offer which would result in ownership of 20% or more of the common stock. The Company can redeem the Preferred Stock Purchase Rights for $.01 per Right at any time prior to the time a person or group acquires 20% or more of the Company's shares.

    Following the acquisition of 20% or more of the Company's common stock by a person or group, the holders of the Rights will be entitled to purchase additional shares of Company common stock at one-half the then current market price, and, in the event of a subsequent merger or other acquisition of the Company, to buy shares of common stock of the acquiring entity at one-half of the market price of those shares. In neither event, however, would the acquiring person or group be entitled to purchase shares at the reduced price.

    In connection with the shareholder rights plan, which was adopted by the Board of Directors on February 27, 1996, 150,000 shares of the Company's 1,000,000 authorized shares of Preferred stock have been designated as Series A Junior Participating Preferred Stock. No shares of the Series A Junior Participating Preferred Stock have been issued.

(11)  Commitments and Contingencies

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

    The Company generates both hazardous wastes and non-hazardous wastes which are subject to various governmental regulations. Estimated costs to be incurred in connection with environmental matters are accrued when the prospect of incurring cost for testing or remedial action is deemed probable. The Company is not aware of any asserted or unasserted environmental claims against the Company and, accordingly, no accruals for such matters have been recorded in the accompanying balance sheets. However, discovery of unknown conditions could result in the recording of accruals in the periods in which they become known.

(12)  Quarterly Financial Data (Unaudited)

    Quarterly results of operations (in thousands, except per share amounts) for fiscal 1996 and fiscal 1995 are as follows:

                                   First    Second     Third    Fourth
                                  Quarter   Quarter   Quarter   Quarter
1996
Net sales                                              $  23,688        $  24,625       $  26,483        $  23,524
Gross profit                                           $   2,576        $   2,447       $   2,669        $     845
Net income (loss)                                      $     162        $     243       $     319        $    (666)
Net income (loss) per common share                     $     .03        $     .05       $     .07        $    (.14)
Weighted average shares outstanding                    4,871,140        4,828,055       4,790,885        4,729,566

1995
Net sales                                              $  26,717        $  29,260       $  27,910        $  23,515
Gross profit                                           $   4,145        $   4,539       $   4,190        $   2,886
Net income                                             $   1,300        $   1,623       $   1,310        $     418
Net income per common share                            $     .26        $     .33       $     .27        $     .09
Weighted average shares outstanding                    4,950,624        4,911,638       4,883,414        4,872,673

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Kentucky Electric Steel, Inc.:

    We have audited, in accordance with generally accepted auditing standards, the financial statements included in Kentucky Electric Steel, Inc.'s annual report on Form 10-K, and have issued our report thereon dated October 29, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                           Arthur Andersen LLP


Cincinnati, Ohio,
October 29, 1996


                                                                        SCHEDULE II



                       KENTUCKY ELECTRIC STEEL, INC.

                     VALUATION AND QUALIFYING ACCOUNTS

                          (Dollars in Thousands)

                                                       Reserves Deducted
                                                              from Assets in
                                                               Balance Sheets
                                                               Allowance for
                                                                 Doubtful
                                                                Accounts (1)

       BALANCE, September 25, 1993 ..........................     $  305
         Additions:
           Charged to costs and expenses ....................         89
         Deductions:
           Net charge-off of accounts deemed uncollectible ..        (39)
                                                                     ---
       BALANCE, September 24, 1994 ... ......................     $  355
         Additions:
           Charged to costs and expenses ....................        507
         Deductions:
            Net charge-off of accounts deemed uncollectible .       (237)
                                                                     ---
       BALANCE, September 30, 1995 ..........................     $  625
         Additions:
           Charged to costs and expenses ....................        651
         Deductions:
           Net charge-off of accounts deemed uncollectible ..       (886)
                                                                     ---
       BALANCE, September 28, 1996 ..........................     $  390



(1)  Deducted from accounts receivable.