Form 10-Q
period 1996-12-28
KENTUCKY ELECTRIC STEEL INC /DE/
filed 1997-02-11
CIK 910394

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 28, 1996

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


                           YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 1997, is as follows:

     4,628,099 shares of voting common stock, par value $.01 per share.

                         KENTUCKY ELECTRIC STEEL, INC.


                               TABLE OF CONTENTS

                                                                   Page

PART I.  FINANCIAL INFORMATION

  Item 1 - Financial Statements

           Condensed Consolidated Balance Sheets .................   3

           Condensed Consolidated Statements of Operations .......   4

           Condensed Consolidated Statements of Cash Flows .......   5

           Notes to Condensed Consolidated Financial Statements .. 6-7

  Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations .................8-10


PART II.   OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K ......................  11


           SIGNATURES  ...........................................  12




                                                                   KENTUCKY ELECTRIC STEEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                             December       September
                                                             28, 1996       28, 1996
                      ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                               $    127        $    124
     Accounts receivable, less allowance for doubtful
       accounts of $535 at December 28, 1996 and $390
       at September 28, 1996                                   10,709          12,113
     Inventories                                               16,436          17,367
     Operating supplies and other current assets                5,433           5,067
     Refundable income taxes                                      540             540
     Deferred tax assets                                          276             680
                                                              -------         -------
       Total current assets                                    33,521          35,891
                                                              -------         -------
   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                         4,353           4,353
     Machinery and equipment                                   37,774          37,774
     Construction in progress                                   2,332           1,412
     Less - accumulated depreciation                           (8,671)         (7,852)
                                                              -------         -------
          Net property, plant and equipment                    35,788          35,687
                                                              -------         -------
   DEFERRED TAX ASSETS                                          7,511           6,263
                                                              -------         -------
   OTHER ASSETS                                                   658             592
                                                              -------         -------
          Total assets                                       $ 77,478        $ 78,433

        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit                              $  9,652        $  7,546
     Accounts payable                                           7,508           7,214
     Capital expenditures payable payable                       1,890           2,404
     Accrued liabilities                                        2,504           3,639
     Current portion of long-term debt                            125             125
                                                              -------         -------
          Total current liabilities                            21,679          20,928
                                                              -------         -------
   LONG-TERM DEBT                                              20,000          20,000
                                                              -------         -------
   OTHER LIABILITIES                                             445             395
                                          -------         -------
          Total liabilities                42,124          41,323
                                                              -------         -------
   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued                       -               -
     Common stock, $.01 par value, 15,000,000
       shares authorized, 4,974,099 shares issued                  50              50
     Additional paid-in capital                                15,710          15,710
     Less treasury stock - 346,000 and 273,000
       shares at cost, respectively                            (2,608)         (2,165)
     Deferred compensation                                       (350)           (421)
     Retained earnings                                         22,552          23,936
                                           -------         -------
          Total shareholders' equity        35,354          37,110
                                           -------         -------
          Total liabilities and shareholders' equity         $ 77,478        $ 78,433

            See notes to condensed consolidated financial statements

                          KENTUCKY ELECTRIC STEEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                         Three Months Ended
                                                   December              December
                                                   28, 1996              30, 1995

     NET SALES                                     $ 23,382              $ 23,688
     COST OF GOODS SOLD                              23,396                21,112
                                                    -------             -------
            Gross profit (loss)                         (14)              2,576

     SELLING AND ADMINISTRATIVE EXPENSES              1,725                 1,963
                                                    -------             -------
            Operating income (loss)                  (1,739)                613

     INTEREST INCOME AND OTHER                            5                     5
     INTEREST EXPENSE                                  (494)                 (358)
                                                    -------             -------
            Income (loss) before income taxes        (2,228)                  260

     PROVISION (CREDIT) FOR INCOME TAXES               (844)                   98
                                                    -------               -------

            Net income (loss)                      $ (1,384)             $    162


     NET INCOME (LOSS) PER COMMON SHARE            $   (.30)             $    .03

     WEIGHTED AVERAGE SHARES OUTSTANDING          4,658,691             4,871,140


            See notes to condensed consolidated financial statements

                          KENTUCKY ELECTRIC STEEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                               Three Months Ended
                                                           December          December
                                                           28, 1996          30, 1995
Cash Flows From Operating Activities:
  Net income (loss)                                       $ (1,384)          $    162
  Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
      Depreciation and amortization                            894                641
      Change in deferred taxes                              (1,248)               224
      Change in other                                          (20)              (213)
      Change in current assets and current
        liabilities:
          Accounts receivable                                1,404                382
          Inventories                                          931               (647)
          Operating supplies and other
            current assets                                    (366)              (233)
          Deferred tax assets                                  404               (137)
          Accounts payable                                     294             (1,867)
          Accrued liabilities                               (1,135)            (1,141)
          Accrued income taxes refundable/payable             -                     1
                                                           -------            -------
          Net cash flows from
            operating activities                              (226)            (2,828)
                                                           -------            -------
Cash Flows From Investing Activities:
  Capital expenditures                                        (920)              (997)
  Decrease in capital expenditures payable                    (514)              (813)
                                                           -------            -------
          Net cash flows from
            investing activities                            (1,434)            (1,810)
                                                           -------            -------
Cash Flows From Financing Activities:
  Net advances (repayments) on line of credit                2,106             (6,346)
  Repayments on long-term debt                                -                (9,001)
  Proceeds from long-term debt borrowings                     -                20,000
  Purchases of treasury stock                                 (443)              (159)
                                                           -------            -------
          Net cash flows from financing activities           1,663              4,494
                                                           -------            -------
          Net increase (decrease) in cash
            and cash equivalents                                 3               (144)

Cash and Cash Equivalents at Beginning of Period               124                327
                                                           -------            -------
Cash and Cash Equivalents at End of Period                $    127           $    183

Interest Paid, net of amount capitalized                  $    870           $    284

Income Taxes Paid                                         $   -              $     11

            See notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          KENTUCKY ELECTRIC STEEL, INC


(1)  Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements represent Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, (the Company). KESI Finance Company was formed in October 1996 to finance the Ladle Metallurgy Project.
All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 28, 1996, are not necessarily indicative of the results that may be expected for the year ended September 27, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 1996.

  Net income per common share is calculated based on 4,658,691 and 4,871,140 weighted average number of common shares outstanding during the quarters ended December 28, 1996, and December 30, 1995, respectively.

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

  The Company capitalizes interest costs as part of the historical cost of constructing major capital assets. Interest costs of $7,834 and $52,474 were capitalized for the three months ended December 28, 1996 and December 30, 1995, respectively.

     Recent Accounting Pronouncements
  In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123) related to accounting for stock-based compensation. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement encourages the use of the fair value based method to measure compensation cost for stock-based employee compensation plans, however, it also continues to allow the intrinsic value based method of accounting as prescribed by APB Opinion No. 25. If the intrinsic value based method is used, the statement requires pro forma disclosures of net income and earning per share, as if the fair value based method of accounting had been applied. The fair value based method requires compensation cost be measured at the grant date based upon the value of the award and recognized over the service period, which is normally the vesting period. The Company adopted SFAS No. 123 effective September 29, 1996 and continues to use the intrinsic value based method of accounting.


(3)  Inventories

  Inventories at December 28, 1996 and September 28, 1996 consist of the following ($000's):
                                        December 28,    September 28,
                                          1996            1996

   Raw materials                       $  4,092        $  4,069
   Semi-finished and finished goods      12,344          13,298
     Total inventories                 $ 16,436        $ 17,367


(4)                                          Long-Term Debt

  The Company's unsecured senior notes and bank credit facility agreements were amended, effective December 28, 1996, to reduce the required fixed charge coverage ratio, increase the minimum net worth requirement and revise other miscellaneous provisions of the agreements. In connection with the amendment, the amount of the Company's unsecured bank credit facility has been reduced from $24.5 million to $17.5 million. With this amendment, the Company continues to be in compliance with the financial covenants and management believes it is probable that the Company will continue to be in compliance with the amended covenants.


(5)  Commitments and Contingencies

  The Company has various commitments for the purchase of materials, supplies and energy arising in the ordinary course of business.

  The Company is subject to various claims, lawsuits and administrative proceedings, arising in the ordinary course of business with respect to commercial, product liability and other matters, which seek remedies or damages. The Company believes that any liability that may ultimately be determined will not have a material effect on its financial position or results of operations.

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

                         KENTUCKY ELECTRIC STEEL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



  General. The Company manufacturers special bar quality alloy and carbon steel bar flats to precise customer specifications for sale in a variety of niche markets. Its primary markets are manufacturers of leaf-spring suspensions, cold drawn bar converters, flat bed truck trailers, and steel service centers.

  Net Sales. Net sales for the three months ended December 28, 1996 decreased by $.3 million (1.3%) to $23.4 million from $23.7 million for the three months ended December 30, 1995. The decrease in net sales was primarily due to a decrease in average net selling price, offset by an increase in shipments from 53,000 tons for the first fiscal quarter of 1996 to 55,000 tons for the first fiscal quarter of 1997. The decrease in average selling price is primarily attributable to price reductions reflecting market conditions and pricing pressures. Shipments for the first fiscal quarter of 1996 were impacted by customers inventory adjustments and a softening in demand.

  Cost of Goods Sold. Cost of goods sold for the three months ended December 28, 1996 increased by $2.3 million (10.8%) to $23.4 million from $21.1 million for the three months ended December 30, 1995. As a percentage on net sales, cost of goods sold increased from 89.1% for the first fiscal quarter of 1996 to 100.1% for the first fiscal quarter of 1997. The increase in cost of goods sold is due to higher conversion costs, additional depreciation related to the start-up of the ladle metallurgy facility, and caster problems, offset somewhat by lower scrap costs. Conversion costs reflect lower production related to the start-up of the ladle metallurgy facility and the effect of a December melt shop shutdown. The shutdown was necessary to repair the caster superstructure and to convert an additional caster strand for increased production of the thicker, wider products. Productivity in the rolling mill, which had been negatively impacted in prior periods due to the start-up of the expansion projects, improved during the quarter. However, lower production in the melt shop and the depletion of billet inventory reduced finished goods production.

  Gross Profit (Loss). As a result of the above, the first quarter of fiscal 1997 reflected a loss of $14,000 as compared to gross profit of $2.6 million for the first quarter of fiscal 1996. As a percentage of net sales, gross profit decreased from 10.9% for the first quarter of fiscal 1996 to (.1%) for the first quarter of fiscal 1997.

  Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses decreased by approximately $238,000 for the three months ended December 28, 1996 as compared to the same period in fiscal 1996. As a percentage of net sales, such expenses decreased from 8.3% for the three months ended December 30, 1995 to 7.4% for the three months ended December 28, 1996. The decrease in selling and administrative was primarily the result of a reduction in the provision for uncollectible accounts, which was higher in the first quarter of fiscal 1996 due to problems with certain specific accounts.

  Operating Income (Loss). For the reasons described above, operating income decreased by $2.3 million from $.6 million in the first three months of fiscal 1996 to an operating loss of $1.7 million in the first three months of fiscal 1997. As a percentage of net sales, operating income (loss) decreased from 2.6% for the first fiscal quarter of 1996 to (7.4%) for the first fiscal quarter of 1997.

  Interest Expense. Interest expense increased by $136,000 for the three months ended December 28, 1996 from $358,000 for the first quarter of fiscal 1996 to $494,000 for the first quarter of fiscal 1997, net of interest capitalized of $52,474 and $7,834, respectively. The increase in interest expense was attributed to the additional debt incurred in financing the capital expansion projects and the reduction of capitalized interest due to the completion and start-up of the ladle metallurgy facility.

  Net Income. As a result of the above, net income decreased by $1.5 million for the three months ended December 28, 1996 from $162,000 for the first quarter of fiscal 1996 to a net loss of $1.4 million for the first quarter of fiscal 1997.


Liquidity and Capital Resources

     The cash flows used by operating activities was $226,000 for the first quarter of fiscal 1997 as compared to $2.8 million for the first
quarter of fiscal 1996.   First quarter of fiscal 1997 operating cash
flows were negatively impacted by the net loss and a decrease in accrued liabilities, which have been offset due to a decrease in accounts receivable and inventories. The cash flows used by investing activities consist of capital expenditures of $.9 million for the first quarter of fiscal 1997 and $1.0 million for the first quarter of fiscal 1996 and reductions in capital expenditures payable of $.5 million and $.8 million for the first quarter of fiscal 1997 and 1996, respectively.

  The cash flows from financing activities was $1.7 million in the first quarter of fiscal 1997 as compared to $4.5 million for the first quarter of fiscal 1996. The cash flows from financing activities of $1.7 million for the first quarter of fiscal 1997 reflects advances of $2.1 million on the Company's line of credit and $.4 million for purchase of treasury stock. The cash flows from financing activities of $4.5 million for the first quarter of fiscal 1996 reflects repayment of $6.3 million on the Company's line of credit and $9.0 million repayment of long-term debt, however, these amounts have been offset with the proceeds of $20.0 million of new long-term debt.

  Working capital at December 28, 1996 was $11.8 million as compared to $15.0 million at September 28, 1996, and the current ratio was 1.5 to 1.0 as compared to 1.7 to 1.0. The decrease in working capital and current ratio is primarily attributed to a decrease in accounts receivable and inventories.

  The Company's unsecured senior notes and bank credit facility agreements were amended, effective December 28, 1996, to reduce the required fixed charge coverage ratio, increase the minimum net worth requirement and revise other miscellaneous provisions of the agreements. In connection with the amendment, the amount of the Company's unsecured bank credit facility has been reduced from $24.5 million to $17.5 million. With this amendment, the Company continues to be in compliance with the financial covenants and management believes it is probable that the Company will continue to be in compliance with the amended covenants.

  The Company's primary ongoing cash requirements are for the payment of retainage on the capital expansion projects and current capital expenditures. The two sources for the Company's liquidity are
internally generated funds and its bank credit facility.   The Company
had $9.7 million in borrowings outstanding as of December 28, 1996. The Company believes that the bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs through the next twelve-month period.

Outlook

  The melt shop was shut down for ten days from December 24, 1996 through January 3, 1997 to repair the superstructure and to convert an additional caster strand for increased production of the thicker, wider products. The major modifications to the new equipment are complete and all of the Company's efforts are focused on increasing production.

  We believe the second quarter will be another difficult quarter as the Company focuses its efforts on increasing production. The
Company's new product sizes continue to be well received by the marketplace. Although the spring market is somewhat soft, the Company's backlog remains firm and the Company is cautiously optimistic about the future strength of the markets it serves.


Forward-Looking Statements

  The matters discussed or incorporated by reference in this Report on Form 10-Q that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) including those statements in "Outlook" above, involve risks and uncertainties. These risks and uncertainties include, but are not limited to, the reliance on truck and utility vehicle industry; excess industry capacity; product demand and industry pricing; volatility of raw material costs, especially steel scrap; intense foreign and domestic competition; management's estimate of niche market data; the cyclical and capital intensive nature of the industry; and cost of compliance with environmental regulations. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

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

            4.4 First Amendment Agreement to Senior Note Agreement between Registrant and a group of institutional investors.

            4.5     Amendment No. 1 to Amended and Restated Loan
                    Agreement between Registrant and National City
                    Bank, Kentucky.

            10.15 First Addendum to Agreement with Morgan-Pomini Company for Rolling and Finishing End Modernization

            27      Financial Data Schedule


    B)      Reports on Form 8-K - None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:  February 11, 1997           KENTUCKY ELECTRIC STEEL, INC.
                                                  (Registrant)

                                   \s\  William J. Jessie
                                  William J. Jessie, Vice President,
                                    Secretary, Treasurer, and
                                    Principal Financial Officer