Form 10-Q
period 1997-03-29
KENTUCKY ELECTRIC STEEL INC /DE/
filed 1997-05-13
CIK 910394

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 29, 1997


                                    OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________.

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


                        YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1997, is as follows:

       4,623,123 shares of voting common stock, par value $.01 per share.

               KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


                             TABLE OF CONTENTS




                                                             Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

           Condensed Consolidated Balance Sheets .....          3

            Condensed Consolidated Statements of Operations     4

            Condensed Consolidated Statement of Cash Flows      5

            Notes to Consolidated Condensed Financial Statements
                                                              6-7

   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....      8-11


PART II.    OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders
                                                               12

   Item 6 - Exhibits and Reports on Form 8-K .............     12


            SIGNATURES ...................................     13


                                                            KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                      March 29,    Sept. 28,
                                                        1997         1997

                       ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                      $    124       $    124
     Accounts receivable, less allowance for doubtful
       accounts and claims of $530 at March 29, 1997
       and $390 at September 28, 1996                 11,186         12,113
     Inventories                                      15,157         17,367
     Operating supplies and other current assets       6,044          5,067
     Refundable income taxes                             951            540
     Deferred tax assets                                 309            680
                                                     -------        -------
       Total current assets                           33,771         35,891
                                                     -------        -------
   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                4,448          4,353
     Machinery and equipment                          38,861         37,774
     Construction in progress                          1,958          1,412
     Less - accumulated depreciation                  (9,500)        (7,852)
                                                     -------        -------
          Net property, plant and equipment           35,767         35,687
                                                     -------        -------
   DEFERRED TAX ASSETS                                 7,680          6,263
                                                     -------        -------
   OTHER ASSETS                                          747            592
                                                     -------        -------
          Total assets                              $ 77,965       $ 78,433

        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit                     $ 10,120       $  7,546
     Accounts payable                                  9,283          7,214
     Capital expenditures payable                        906          2,404
     Accrued liabilities                               3,292          3,639
     Current portion of long-term debt                   125            125
                                                     -------        -------
          Total current liabilities                   23,726         20,928
                                                     -------        -------
   LONG-TERM DEBT                                     20,000         20,000
                                                     -------        -------
   OTHER LIABILITIES                                     494            395
                                                     -------        -------
          Total liabilities                           44,220         41,323
                                                     -------        -------
   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued              -              -
     Common stock, $.01 par value, 15,000,000
       shares authorized, 4,974,099 shares
       issued, respectively                               50             50
     Additional paid-in capital                       15,710         15,710
     Less treasury stock - 349,176 and 273,000
       shares at cost, respectively                   (2,628)        (2,165)
     Deferred compensation                              (280)          (421)
     Retained earnings                                20,893         23,936
                                                     -------        -------
          Total shareholders' equity                  33,745         37,110
                                                     -------        -------
          Total liabilities and shareholders' equity$ 77,965       $ 78,433

            See notes to condensed consolidated financial statements

                  KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                Three Months Ended       Six Months Ended
                               March 29,   March 30,   March 29,   March 30,
                                 1997        1996        1997        1996

NET SALES                      $ 23,159    $ 24,625    $ 46,541    $ 48,313
COST OF GOODS SOLD               23,615      22,178      47,011      43,290
                                 ------     -------     -------     -------
       Gross Profit (Loss)         (456)      2,447        (470)      5,023
SELLING AND ADMINISTRATIVE EXPENSES 1,658       2,024        3,383
3,987
                                -------     -------      -------     -------
       Operating income (loss)   (2,114)       423       (3,853)      1,036

INTEREST INCOME AND OTHER             6          14           11          19
INTEREST EXPENSE                   (554)       (415)      (1,048)
(773)
GAIN ON INVOLUNTARY CONVERSION
  OF EQUIPMENT                      -           369         -            369
                                -------     -------      -------     -------
       Income (loss) before income taxes    (2,662)        391
(4,890)        651

PROVISION (CREDIT) FOR INCOME TAXES (1,003)        148         (1,847)
246
                                -------     -------      -------     -------

       Net income (loss)       $ (1,659)   $    243     $ (3,043)   $    405

NET INCOME (LOSS) PER COMMON SHARE        $   (.36)   $    .05       $
(.66)   $    .08

WEIGHTED AVERAGE SHARES OUTSTANDING      4,626,639   4,828,055
4,643,258   4,850,395

            See notes to condensed consolidated financial statements

                  KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                              Six Months Ended
                                         March 29,         March 30,
                                            1997             1996
Cash Flows From Operating Activities:
  Net income (loss)                     $ (3,043)          $    405
  Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
      Depreciation and amortization        1,821              1,291
      Gain on involuntary conversion of equipment             -
   (369)
      Change in deferred taxes            (1,417)               746
      Change in other                        (88)              (218)
      Change in current assets and current
        liabilities:
          Accounts receivable                927               (517)
          Insurance claim receivable        -                (2,600)
          Inventories                      2,210              4,366
          Operating supplies and other
            current assets                  (977)              (546)
          Deferred tax assets                371                (72)
          Accounts payable                 2,069              1,977
          Accrued liabilities               (347)              (508)
          Accrued income taxes refundable/payable             (411)
   (441)
                                         -------            -------
          Net cash flows from operating activities           1,115
  3,514
                                         -------            -------
Cash Flows From Investing Activities:
  Proceeds from involuntary conversion of equipment           -
    912
  Capital expenditures                    (1,728)            (5,634)
  Change in capital expenditures payable  (1,498)               549
                                         -------            -------
          Net cash flows from investing activities          (3,226)
 (4,173)
                                         -------            -------
Cash Flows From Financing Activities:
  Net advances (repayments) on line of credit                 2,574
  (9,944)
  Repayments on long-term debt              -                (9,001)
  Proceeds from long-term debt borrowing    -                20,000
  Purchases of treasury stock               (463)              (539)
                                         -------            -------
          Net cash flows from financing activities           2,111
    516
                                         -------            -------
          Net decrease in cash and cash equivalents           -
   (143)

Cash and Cash Equivalents at Beginning of Period               124
    327
                                         -------            -------
Cash and Cash Equivalents at End of Period                $    124
$    184

Interest Paid, net of amount capitalized$  1,050           $    306

Income Taxes Paid                       $   -              $     14

            See notes to condensed consolidated financial statements


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY



(1)  Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements represent Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, (the Company). KESI Finance Company was formed in October 1996 to finance the Ladle Metallurgy Project.
All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 29, 1997, are not necessarily indicative of the results that may be expected for the year ended September 27, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 1996.

  Net income per common share is calculated based on 4,626,639 and 4,828,055 weighted average number of common shares outstanding during the quarters ended March 29, 1997, and March 30, 1996, respectively. Net income per common share is calculated based on 4,643,258 and 4,850,395 weighted average number of shares outstanding for the six months ended March 29, 1997 and March 30, 1996, respectively.


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

  The Company capitalizes interest costs as part of the historical cost of constructing major capital assets. Interest costs of $3,000 and $32,000 were capitalized for the quarters ended March 29, 1997 and March 30, 1996, respectively. Interest costs of $11,000 and $84,000 were capitalized for the six months ended March 29, 1997 and March 30, 1996, respectively.

(3)  Inventories

  Inventories at March 29, 1997 and September 28, 1996 consist of the following ($000's):
                                            March 29,     September 28,
                                            1997            1996
           Raw materials                   $  3,067        $  4,069
           Semi-finished and finished goods  12,090          13,298
             Total inventories             $ 15,157        $ 17,367


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


(6)  Subsequent Event

  Subsequent to the end of the fiscal quarter, the Company reported the detection of a radioactive substance in baghouse dust, a by-product of the melting process. As a result, the Company's melt shop operations were shut down for twelve days in order to decontaminate its baghouse facility. The contaminated dust was handled in such a manner that it posed no safety or health threat and the clean-up and disposal is being performed under the direction and oversight of appropriate governmental agencies and with the help of outside consultants. The Company maintains both radiation contamination and business interruption insurance and therefore believes that the contamination will not have a material effect on the Company's financial position or results of operations. Management is in the process of assessing the full impact of the event.

                 KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  General. The Company manufactures special bar quality alloy and carbon steel bar flats to precise customer specifications for sale in a variety of niche markets. Its primary markets are manufacturers of leaf-spring suspensions, cold drawn bar converters, flat bed truck trailers, and steel service centers.

  Net Sales. Net sales decreased $1.5 million (6.0%) in the second quarter of fiscal 1997 to $23.1 million, as compared to $24.6 million for the second quarter of fiscal 1996. The decrease in net sales is attributed to a decrease in average net selling price and a 3.0% decrease in shipments. Net sales for the six months ended March 29, 1997 decreased $1.8 million (3.7%) to $46.5 million, as compared to $48.3 million for the six months ended March 30, 1996. The decrease in net sales is attributed to a decrease in average net selling price with shipments remaining constant for the six months ended March 29, 1997 as compared to the six months ended March 30, 1996. The decrease in average selling price is attributed to a change in product mix and downward pricing pressures. The change in product mix reflects an increase in shipments to the cold drawn bar converter market in the highly competitive, lower priced, smaller size ranges, which has been partially offset by an increase of shipments of higher priced thicker, wider bar flats.

  Cost of Goods Sold.  Cost of goods sold increased $1.4 million
(6.5%) in the second quarter of fiscal 1997 to $23.6 million, as compared to $22.2 million for the second quarter of fiscal 1996. As a percentage of net sales, cost of goods sold increased from 90.1% for the three months ended March 30, 1996 to 102.0% for the three months ended March 29, 1997. Cost of goods sold for the six months ended March 29, 1997 increased $3.7 million (8.6%) to $47.0 million as compared to $43.3 million for the six months ended March 30, 1996. As a percentage of net sales, cost of goods sold increased from 89.6% for the six months ended March 30, 1996 to 101.0% for the six months ended March 29, 1997. The increase in cost of goods sold is due to higher conversion costs and additional depreciation related to the start-up of the ladle metallurgy and casting facilities, which has been partially offset by a decrease in material costs. Conversion costs for the three and six months ended March 29, 1997 were adversely impacted by repair and maintenance cost and supply cost related to a major repair of the caster superstructure, as well as by significant production inefficiencies related to the shut-down and restart of the caster. The caster was shut-down for 10 days in late December and early January to allow for the repairs to be made. At the same time, the Company converted an additional caster strand to allow for increased production of thicker, wider products. The production inefficiencies caused by the shut-down were largely overcome by late in the second quarter.
Also adversely impacting conversion costs, although to a lesser degree, was the continued start-up phase of the new ladle metallurgy facility,
which came on-line in the fourth quarter of fiscal 1996.   The quarter
and six months ended March 30, 1996 includes a $1.7 million reimbursement from business interruption insurance, related to the caster fire, in the calculation of cost of goods sold.

  Gross Profit (Loss). As a result of the above, the second quarter of fiscal 1997 reflected a gross loss of $.5 million as compared to gross profit of $2.4 million for the second fiscal quarter of 1996. As a percentage of net sales, gross profit decreased from 9.9% for the three months ended March 30, 1996 to (2.0%) for the three months ended March 29, 1997.

  Similarly, the six months ended March 29, 1997 reflected a gross loss of $.5 million as compared to gross profit of $5.0 million for the six months ended March 30, 1996. As a percentage of net sales, gross profit decreased from 10.4% for the six months ended March 30, 1996 to (1.0%) for the six months ended March 29, 1997.

  Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses decreased by approximately $366,000 and $604,000 for the three months and six months ended March 29, 1997, respectively, as compared to the same periods in fiscal 1996. These decreases in selling and administrative expenses were primarily the result of a reduction in the provision for uncollectible accounts (which was higher in the prior periods due to problems with certain specific accounts), a decrease in health benefit costs, and a decrease in legal and professional fees. The decreases for the second quarter of 1997 have been slightly offset by an increase in workers compensation expense. As a percentage of net sales, such expenses decreased from 8.2% for the three months ended March 30, 1996 to 7.2% for the three months ended March 29, 1997. As a percentage of net sales, such expenses decreased from 8.3% for the six months ended March 30, 1996 to 7.3% for the six months ended March 29, 1997.

     Operating Income (Loss). For the reasons described above, the second quarter of fiscal 1997 reflected an operating loss of $2.1 million as compared to operating income of $.4 million for the second fiscal quarter of 1996. As a percentage of net sales, operating income decreased from 1.7% in the second quarter of 1996 to (9.1%) in the second quarter of 1997.

  Similarly, the six months ended March 29, 1997 reflected an operating loss of $3.9 million as compared to operating income of $1.0 million for the six months ended March 30, 1996. As a percentage of net sales, operating income decreased from 2.1% for the six months ended March 30, 1996 to (8.3%) for the six months ended March 29, 1997.

  Interest Expense. Interest expense increased by $139,000 for the three months ended March 29, 1997 from $415,000 for the second quarter of fiscal 1996 to $554,000 for the second quarter of fiscal 1997, net of interest capitalized of $32,000 and $3,000, respectively. Interest expense for the six months ended March 29, 1997 increased $275,000 from $773,000 for the six months ended March 30, 1996 to $1,048,000 for the six months ended March 29, 1997, net of interest capitalized of $84,000 and $11,000, respectively. The increase in interest expense was attributed to the additional debt incurred in financing the capital expansion projects and the reduction of capitalized interest due to the completion and start-up of the ladle metallurgy facility.

  Gain on Involuntary Conversion of Equipment. As a result of the caster fire, during the second quarter of fiscal 1996, the Company received insurance proceeds of $912,000 for the replacement cost of the equipment destroyed which had a net book value of $543,000. The excess of the replacement cost over the net book value of the equipment destroyed resulted in a gain of approximately $369,000.

  Net Income (Loss). As a result of the above, the second quarter of fiscal 1997 reflected a net loss of $1.7 million as compared to net income of $.2 million for the second quarter of fiscal 1996.

   Similarly, the six months ended March 29, 1997 reflected a net loss of $3.0 million as compared to net income of $.4 million for the six months ended March 30, 1996.

Liquidity and Capital Resources.

     The cash flows provided from operating activities were $1.1 million for the first six months of fiscal 1997 as compared to $3.5 million for the first six months of fiscal 1996. The first six months of fiscal 1997 operating cash flows reflect a reduction in accounts receivable and inventories and an increase in accounts payable. The first six months of fiscal 1996 operating cash flows reflect the reduction in raw material and work in process inventories and an increase in accounts payable.

  The cash flows used by investing activities were $3.2 million for the first six months of fiscal 1997 as compared to $4.2 million for the first six months of fiscal 1996. The first six months of fiscal 1997 investing cash flows reflect capital expenditures of $1.7 million and payments on capital expenditures payable of $1.5 million. The first six months of fiscal 1996 investing cash flows reflect capital expenditures of $5.6 million which has been offset by an increase in capital expenditures payable of $.5 million and the proceeds from the involuntary conversion of equipment of $.9 million.

  The cash flows from financing activities were $2.1 million for the first six months of fiscal 1997 as compared to $.5 million for the first six months of fiscal 1996. The cash flows from financing activities for fiscal 1997 reflect net advances of $2.6 million on the Company's line of credit and $.5 million for purchase of treasury stock. The cash flows from financing activities for fiscal 1996 reflect net repayments of $10.0 million on the Company's line of credit, $9.0 million repayment on long-term debt, and $.5 million for purchase of treasury stock; however, these amounts were offset with the proceeds of $20.0 million of new long-term debt.

  Working capital at March 29, 1997 was $10.0 million as compared to $15.0 million at September 28, 1996, and the current ratio was 1.4 to
1.0 as compared to 1.7 to 1.0. The decrease in working capital and current ratio is primarily attributed to a decrease in accounts receivable and inventories and an increase in accounts payable and advances on the line of credit.

  The Company's primary ongoing cash requirements are for the payment of retainage on the capital expansion projects and current capital expenditures. The two sources for the Company's liquidity are internally generated funds and its bank credit facility. The Company had $10.1 million in borrowings outstanding on its line of credit as of March 29, 1997. The Company believes that the bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs through the next twelve-month period.

Recent Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No. 128) related to the computation and presentation of earnings per share data. Under SFAS No. 128, basic and diluted earnings per share for the three months and six months ended March 29, 1997 would have been the same as reported.

Outlook

  Management believes that the major modifications to the new equipment are complete as indicated by the productivity gains realized during the second quarter. Also, although spring pricing remains soft, demand is strong in the other markets the Company serves and price increases have been implemented on many products effective in March and April. Continued strength in certain markets and productivity improvements should improve third and fourth quarter operating results.

  Subsequent to the end of the fiscal quarter, the Company reported the detection of a radioactive substance in baghouse dust, a by-product of the melting process. The company's melt shop operations were shut down for twelve days in order to decontaminate its baghouse facility. The Company maintains both radiation contamination and business interruption insurance and therefore believes that the contamination will not have a material effect on the Company's financial position or result of operations. Management is in the process of assessing the full impact of the event.

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

                         PART II. - OTHER INFORMATION



ITEM 4.     Submission of Matters to a Vote of Security-Holders

          The annual meeting of shareholders was held on February 6, 1997. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

          1. The nominee for director was elected. The vote was as follows:

                                      For      Withheld    Term Expires
              Charles C. Hanebuth  3,885,412    285,726       2000

          2. The proposal to ratify the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending September 27, 1997. (For 4,162,263; Against 5,741;
              Abstain 3,134)


ITEM 6.     Exhibits and Reports on Form 8-K

          A)  Exhibits

              3.1 Certificate of Incorporation of Kentucky Electric Steel, Inc., filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-1 (No. 33-67140), and incorporated by reference herein.

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




DATED:  May 12, 1997                KENTUCKY ELECTRIC STEEL, INC.
                                             (Registrant)

                                        William J. Jessie
                                  William J. Jessie, Vice President,
                                    Secretary, Treasurer, and
                                    Principal Financial Officer