Form 10-Q
period 1997-06-28
KENTUCKY ELECTRIC STEEL INC /DE/
filed 1997-08-12
CIK 910394

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended           June 28, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________.

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


                           YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1997, is as follows:

     4,624,995 shares of voting common stock, par value $.01 per share.

                  KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


                               TABLE OF CONTENTS


Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements
            Condensed Consolidated Balance Sheets ...........   3

            Condensed Consolidated Statements of Operations..   4

            Condensed Consolidated Statements of Cash Flows..   5

            Notes to Condensed Consolidated Financial
             Statements ..................................... 6-7
   Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........... 8-11


PART II.    OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K ................ 12


            SIGNATURES ...................................... 13

                                                            KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                              June 28,      Sept. 28,
                                                               1997            1996
                    ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                               $    121        $    124
     Accounts receivable, less allowance for doubtful
       accounts and claims of $560 at June 28, 1997
       and $390 at September 28, 1996                           9,942          12,113
     Insurance claim receivable                                 2,900            -
     Inventories                                               14,628          17,367
     Operating supplies and other current assets                5,138           5,067
     Refundable income taxes                                      800             540
     Deferred tax assets                                          343             680
                                                              -------         -------
       Total current assets                                    33,872          35,891
                                                              -------         -------
   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                         4,448           4,353
     Machinery and equipment                                   38,897          37,774
     Construction in progress                                   2,679           1,412
     Less - accumulated depreciation                          (10,337)         (7,852)
                                                              -------         -------
          Net property, plant and equipment                    35,687          35,687
                                                              -------         -------
   DEFERRED TAX ASSETS                                          7,659           6,263
                                                              -------         -------
   OTHER ASSETS                                                   763             592
                                                              -------         -------
          Total assets                                       $ 77,981        $ 78,433
        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit                              $  8,193        $  7,546
     Accounts payable                                           8,030           7,214
     Capital expenditures payable                                 692           2,404
     Accrued liabilities                                        3,047           3,639
     Environmental liabilities                                  3,500            -
     Current portion of long-term debt                            125             125
                                                              -------         -------
          Total current liabilities                            23,587          20,928
                                                              -------         -------
   LONG-TERM DEBT                                              20,000          20,000
                                                              -------         -------
   OTHER LIABILITIES                                              544             395
                                                              -------         -------
          Total liabilities                                    44,131          41,323
                                                              -------         -------
   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued                       -               -
     Common stock, $.01 par value, 15,000,000
       shares authorized, 4,975,971 and 4,974,099
       share issued, respectively                                  50              50
     Additional paid-in capital                                15,720          15,710
     Less treasury stock - 350,976 and 273,000
       shares at cost, respectively                            (2,638)         (2,165)
     Deferred compensation                                       (220)           (421)
     Retained earnings                                         20,938          23,936
                                                              -------         -------
          Total shareholders' equity                           33,850          37,110
                                                              -------         -------
          Total liabilities and shareholders' equity         $ 77,981        $ 78,433

            See notes to condensed consolidated financial statements

                  KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


                                           Three Months Ended         Nine Months Ended
                                          June 28,    June 29,       June 28,    June 29,
                                            1997        1996           1997        1996

NET SALES                                 $ 22,724    $ 26,483       $ 69,265    $ 74,796
COST OF GOODS SOLD                          20,354      23,814         67,365      67,104
                                           -------     -------        -------     -------
       Gross Profit                          2,370       2,669          1,900       7,692
SELLING AND ADMINISTRATIVE EXPENSES          1,761       1,819          5,144       5,806
                                           -------     -------        -------     -------
       Operating income (loss)                 609         850         (3,244)      1,886

INTEREST INCOME AND OTHER                        9           5             20          24
INTEREST EXPENSE                              (545)       (343)        (1,593)     (1,116)
GAIN ON INVOLUNTARY CONVERSION
  OF EQUIPMENT                                -           -              -            369
                                           -------     -------        -------     -------
       Income (loss) before income taxes        73         512         (4,817)      1,163

PROVISION (CREDIT) FOR INCOME TAXES             28         193         (1,819)        439
                                           -------     -------        -------     -------

       Net income (loss)                  $     45    $    319       $ (2,998)   $    724

NET INCOME (LOSS) PER COMMON SHARE        $    .01    $    .07       $   (.65)   $    .15

WEIGHTED AVERAGE SHARES OUTSTANDING      4,622,062   4,790,885      4,636,370   4,831,054

            See notes to condensed consolidated financial statements

                  KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                Nine Months Ended
                                                           June 28,          June 29,
                                                             1997              1996
Cash Flows From Operating Activities:
  Net income (loss)                                       $ (2,998)          $    724
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization                          2,755              1,990
      Gain on involuntary conversion of equipment             -                  (369)
      Change in deferred taxes                              (1,397)               976
      Change in other                                          (91)              (259)
      Change in current assets and current
        liabilities:
          Accounts receivable                                2,171               (929)
          Insurance claim receivable                        (2,900)              -
          Inventories                                        2,739              2,789
          Operating supplies and other
            current assets                                     (71)                62
          Deferred tax assets                                  337                 (3)
          Accounts payable                                     816               (278)
          Accrued liabilities                                 (592)              (857)
          Environmental liabilities                          3,500               -
          Accrued income taxes refundable/payable             (260)              (447)
                                                           -------            -------
          Net cash flows from operating activities           4,009              3,399
                                                           -------            -------
Cash Flows From Investing Activities:
  Proceeds from involuntary conversion of equipment           -                   912
  Capital expenditures                                      (2,485)            (8,412)
  Change in capital expenditures payable                    (1,712)               292
                                                           -------            -------
          Net cash flows from investing activities          (4,197)            (7,208)
                                                           -------            -------
Cash Flows From Financing Activities:
  Net advances (repayments) on line of credit                  647             (6,749)
  Repayments on long-term debt                                -                (9,001)
  Proceeds from long-term debt borrowings                     -                20,000
  Purchases of treasury stock                                 (473)              (643)
  Net proceeds from issuance of common stock                    10               -
                                                           -------            -------
          Net cash flows from financing activities             184              3,607
                                                           -------            -------
          Net decrease in cash and
            cash equivalents                                    (4)              (202)

Cash and Cash Equivalents at Beginning of Period               125                327
                                                           -------            -------
Cash and Cash Equivalents at End of Period                $    121           $    125

Interest Paid, net of amount capitalized                  $  1,213           $    955

Income Taxes Paid                                         $   -              $    297

            See notes to condensed consolidated financial statements


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY



(1)  Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements represent Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, (the Company). KESI Finance Company was formed in October 1996 to finance the Ladle Metallurgy Project. All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 28, 1997, are not necessarily indicative of the results that may be expected for the year ended September 27, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 1996.

   Net income per common share is calculated based on 4,622,062 and 4,790,885 weighted average number of common shares outstanding during the quarters ended June 28, 1997, and June 29, 1996, respectively. Net income per common share is calculated based on 4,636,370 and 4,831,054 weighted average number of shares outstanding for the nine months ended June 28, 1997 and June 29, 1996, respectively.


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

   The Company capitalizes interest costs as part of the historical cost of constructing major capital assets. Interest cost of $75,000 was capitalized for the quarter ended June 29, 1996. Interest costs of $11,000 and $159,000 were capitalized for the nine months ended June 28, 1997 and June 29, 1996, respectively.


(3)  Inventories

   Inventories at June 28, 1997 and September 28, 1996 consist of the following ($000's):
                                       June 28,      September 28,
                                        1997            1996
  Raw materials                        $  3,441        $  4,069
  Semi-finished and finished goods       11,187          13,298
    Total inventories                  $ 14,628        $ 17,367


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

(5)  Insurance Claim Receivable and Environmental Liabilities

   During the quarter ended June 28, 1997, the Company's melt shop operations were shut down for twelve days in order to decontaminate its baghouse facilities, after detection of a radioactive substance in the baghouse dust, a by-product of the melting process. The financial statements include a receivable of $2.9 million which represents the estimated balance due from the insurance carrier on the total projected reimbursement of $6.9 million, which covers the costs incurred in the radiation contamination clean-up, the disposal cost, and business interruption. To date the Company has received $4.0 million from the insurance carrier as an advance payment for costs incurred. The accompanying statements of operations for the quarter and nine months ended June 28, 1997 include $2.3 million of reimbursement for business interruption in the calculation of cost of goods sold.

   The $3.5 million in environmental liabilities recorded as a current liability on the balance sheet represents approximately $1.0 million in clean-up costs which have been incurred but unpaid as of June 28, 1997, and $2.5 million in estimated disposal costs. Through June 28, 1997, the Company has paid $1.2 million in clean-up costs. The estimated disposal costs are based upon a signed contract with an environmental services company for removal, transportation, treatment, and disposal of the contaminated baghouse dust. The contaminated baghouse dust will be shipped offsite by August 15 and payment for the disposal will occur within the next twelve months. These costs are covered by the radiation contamination insurance with the exception of a $100,000 deductible which has been reflected as a reduction of the insurance claim receivable and expensed during the current period. Although it is possible that the ultimate disposal costs may change from current estimates, the effect of the change would not be material to the financial statements due to the sufficiency of insurance coverage.

(6)  Commitments and Contingencies

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

   The Company generates both hazardous wastes and non-hazardous wastes which are subject to various governmental regulations. Estimated costs to be incurred in connection with environmental matters are accrued when the prospect of incurring costs for testing or remedial action is deemed probable. The Company is not aware of any material asserted or unasserted environmental claims against the Company and no accruals for such matters have been recorded in the accompanying balance sheets except as disclosed in Note 5. However, discovery of unknown conditions could result in the recording of accruals in the periods in which they become known.

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

   Net Sales. Net sales decreased $3.8 million (14.2%) in the third quarter of fiscal 1997 to $22.7 million, as compared to $26.5 million for the third quarter of fiscal 1996. The decrease in net sales is attributed to a 17.1% decrease in shipments (discussed below) which is partially offset by a 3.5% increase in average selling price. The increase in average selling price reflects the price increases implemented on many products during the quarter, slightly offset by continued downward pricing pressures in the spring and commodity square edge markets.

   Net sales for the nine months ended June 28, 1997 decreased $5.5 million (7.4%) to $69.3 million, as compared to $74.8 million for the nine months ended June 29, 1996. The decrease in net sales is primarily attributed to a 6.0% decrease in shipments (discussed below) and to a lesser degree a decrease in average selling price. The decrease in average selling price is attributed to a change in product mix and downward pricing pressures in the spring and commodity square edge markets.

   Shipments for the quarter and nine months ended June 28, 1997 were negatively impacted by the effect on production of the melt shop operations being shut down for twelve days in order to decontaminate the baghouse facility, after the detection of a radioactive substance in the baghouse dust. The resulting shortage of billets idled the rolling mill for approximately seven days and negatively impacted rolling mill productivity for several weeks. The Company has recorded $3.5 million in environmental liabilities as a current liability on the balance sheet which represents approximately $1.0 million in clean-up costs which have been incurred but unpaid as of June 28, 1997, and $2.5 million in estimated disposal costs. Through June 28, 1997, the Company has paid $1.2 million in clean-up costs. The estimated disposal costs are based upon a contract with an environmental services company for removal, transportation, treatment, and disposal of the contaminated baghouse dust. The contaminated baghouse dust will be shipped offsite by August 15 and payment for the disposal will occur within the next twelve months. These costs are covered by the radiation contamination insurance with the exception of a $100,000 deductible which has been expensed during the current period. Although it is possible that the ultimate disposal costs may change from current estimates, the effect of the change would not be material to the financial statements due to the sufficiency of insurance coverage.

   Cost of Goods Sold. Cost of goods sold decreased $3.5 million (14.5%) in the third quarter of fiscal 1997 to $20.3 million, as compared to $23.8 million for the third quarter of fiscal 1996. As a percentage of net sales, cost of goods sold decreased from 89.9% for the three months ended June 29, 1996 to 89.6% for the three months ended June 28, 1997. This decrease in the cost of goods sold percentage reflects the increase in average selling price offset by an increase in per ton costs. The increase in per ton costs is attributed to higher conversion costs, additional depreciation related to the start-up of the ladle metallurgy and casting facilities and a slight increase in health benefit costs, which has been partially offset by a decrease in material costs. The increase in conversion costs was primarily attributed to lower production during the quarter resulting from the shut down of the melt shop operations for twelve days for decontamination of the baghouse facility. The resulting shortage of billets idled the rolling mill for approximately seven days and negatively impacted rolling mill productivity for several weeks. The increase in conversion costs associated with the decontamination of the baghouse has been offset by the inclusion of the $2.3 million reimbursement from business interruption in the calculation of cost of goods sold.


   Cost of goods sold for the nine months ended June 28, 1997 increased
$.3 million (.4%) to $67.4 million as compared to $67.1 million for the nine months ended June 29, 1996. As a percentage of net sales, cost of goods sold increased from 89.7% for the nine months ended June 29, 1996 to 97.3% for the nine months ended June 28, 1997. The increase in cost of goods sold is due to higher conversion costs and additional depreciation related to the start-up of the ladle metallurgy and casting facilities, which has been partially offset by a decrease in material costs.
Conversion costs for the first nine months of fiscal 1997 were adversely impacted by lower production during the third quarter as discussed in the preceeding paragraph and by the shutdown and restart of the caster during the second quarter. The caster was shut-down for 10 days in late December and early January to allow for repairs to be made. At the same time, the Company converted an additional caster strand to allow for increased production of thicker, wider products. Also adversely impacting conversion costs, although to a lesser degree, was an increase in repair and maintenance cost, supply cost, health benefit cost and the continued start-up phase of the new ladle metallurgy facility, which came on-line in the fourth quarter of fiscal 1996. The nine months ended June 29, 1996 includes a $1.7 million reimbursement from business interruption insurance, related to the caster fire, in the calculation of cost of goods sold. The nine months ended June 28, 1997 includes $2.3 million reimbursement from business interruption insurance, related to the decontamination of the baghouse, in the calculation of cost of goods sold.

   Gross Profit. As a result of the above, gross profit for the third quarter of fiscal 1997 decreased by $.3 million (11.2%) to $2.4 million from $2.7 million for the third fiscal quarter of 1996. As a percentage of net sales, gross profit increased from 10.1% for the three months ended June 29, 1996 to 10.4% for the three months ended June 28, 1997.

   As a result of the above, gross profit for the nine months ended June 28, 1997 decreased $5.8 million (75.3%) to $1.9 million as compared to $7.7 million for the nine months ended June 29, 1996. As a percentage of net sales, gross profit decreased from 10.3% for the nine months ended June 29, 1996 to 2.7% for the nine months ended June 28, 1997.

   Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses decreased by approximately $58,000 for the three months ended June 28, 1997 as compared to the comparable period in fiscal 1996. As a percentage of net sales, such expenses increased from 6.9% for the three months ended June 29, 1996 to 7.7% for the three months ended June 28, 1997. The increase, as a percentage of sales, is primarily the result of a decrease in shipments (as discussed above) resulting in lower net sales for the quarter ended June 28, 1997 while selling and administrative expenses only declined slightly. The decrease in selling and administrative expenses is attributed to a reduction in the provision for uncollectible accounts (which was higher in the prior period due to problems with certain specific accounts) and a decrease in other miscellaneous expenses offset by an increase in health benefit costs.

   Selling and administrative expenses decreased by $.7 million for the nine months ended June 28, 1997 as compared to the comparable period for fiscal 1996. As a percentage of net sales, such expenses decreased from 7.8% for the nine months ended June 29, 1996 to 7.4% for the nine months ended June 28, 1997. The decrease is primarily the result of a reduction in the provision for uncollectible accounts (which was higher in the prior period due to problems with certain specific accounts) and a decrease in legal and professional fees.

   Operating Income. For the reasons described above, operating income decreased by $.3 million (28.4%) from $.9 million in the third quarter of fiscal 1996 to $.6 million in the third quarter of fiscal 1997. As a percentage of net sales, operating income decreased from 3.2% in the third quarter of 1996 to 2.7% in the third quarter of 1997.

   The nine months ended June 28, 1997 reflected an operating loss of $3.2 million as compared to operating income of $1.9 million for the nine months ended June 29, 1996. As a percentage of net sales operating income decreased from 2.5% for the nine months ended June 29, 1996 to (4.7%) for the nine months ended June 28, 1997.

   Interest Expense. Interest expense increased by $202,000 for the three months ended June 28, 1997 from $343,000 for the third quarter of fiscal 1996 to $545,000 for the third quarter of fiscal 1997, net of interest capitalized of $75,000 for the third quarter of fiscal 1996. Interest expense for the nine months ended June 28, 1997 increased $477,000 from $1.1 million for the nine months ended June 29, 1996 to $1.6 million for the nine months ended June 28, 1997, net of interest capitalized of $159,000 and $11,000, respectively. The increase in interest expense was attributed to the additional debt incurred in financing the capital expansion projects and the reduction of capitalized interest due to the completion and start-up of the ladle metallurgy facility.

   Gain on Involuntary Conversion of Equipment. As a result of the caster fire, during the second quarter of fiscal 1996, the Company received insurance proceeds of $912,000 for the replacement cost of the equipment destroyed which had a net book value of $543,000. The excess of the replacement cost over the net book value of the equipment destroyed resulted in a gain of approximately $369,000.

   Net Income. As a result of the above, net income decreased by $274,000 (85.9%) for the three months ended June 28, 1997 from $319,000 for the third quarter of fiscal 1996 to $45,000 for the third quarter of fiscal 1997.

   As a result of the above, the nine months ended June 28, 1997 reflected a net loss of $3.0 million as compared to net income of $.7 million for the nine months ended June 29, 1996.


Liquidity and Capital Resources.

       The cash flows provided from operating activities were $4.0 million for the first nine months of fiscal 1997 as compared to $3.4 million for the first nine months of fiscal 1996. The first nine months of fiscal 1997 operating cash flows reflect a reduction in accounts receivable and inventories. The first nine months of fiscal 1996 operating cash flows reflect a reduction in inventories.

   The cash flows used by investing activities were $4.2 million for the first nine months of fiscal 1997 as compared to $7.2 million for the first nine months of fiscal 1996. The first nine months of fiscal 1997 investing cash flows reflect capital expenditures of $2.5 million and payments on capital expenditures payable of $1.7 million. The first nine months of fiscal 1996 investing cash flows reflect capital expenditures of $8.4 million which has been offset by an increase in capital expenditures payable of $.3 million and the proceeds from the involuntary conversion of equipment of $.9 million.

   The cash flows provided from financing activities were $.2 million for the first nine months of fiscal 1997 as compared to $3.6 million for the first nine months of fiscal 1996. The cash flows provided from financing activities for fiscal 1997 reflect net advances of $.7 million on the Company's line of credit offset by $.5 million for purchase of treasury stock. The cash flows provided from financing activities for fiscal
1996 reflect net repayments of $6.8 million on the Company's line of credit, $9.0 million repayment on long-term debt, and $.6 million for purchase of treasury stock; however, these amounts were offset with the proceeds of $20.0 million of new long-term debt.

   Working capital at June 28, 1997 was $10.3 million as compared to $15.0 million at September 28, 1996, and the current ratio was 1.4 to 1.0 as compared to 1.7 to 1.0. The decrease in working capital and current ratio is primarily attributed to a decrease in accounts receivable and inventories.

   The Company's primary ongoing cash requirements are for the payment of retainage on the capital expansion projects and current capital expenditures. The two sources for the Company's liquidity are internally generated funds and its bank credit facility. The Company has $8.2 million in borrowings outstanding on its line of credit as of June 28, 1997. The Company believes that the bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs through the next twelve-month period.


Recent Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No. 128) related to the computation and presentation of earnings per share data. Under SFAS No. 128, basic and diluted earnings per share for the three months and nine months ended June 28, 1997 would have been the same as reported.


Outlook

   Management believes the price increases implemented on many products in March and April have been accepted by the marketplace, however, spring pricing remains soft. The Company's position in the major markets it serves combined with productivity improvements and continued strength in the marketplace should enable the Company to continue to improve operating results in the coming quarters.


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

                          PART II. - OTHER INFORMATION



ITEM 6. Exhibits and Reports on Form 8-K

        A)  Exhibits

            3.1   - Certificate of Incorporation of Kentucky ElectricSteel,
                    Inc., filed as Exhibit 3.1 to Registrant's
                    Registration Statement on Form S-1 (No. 33-67140), and incorporated by reference herein.

            3.2   - By-Laws of Kentucky Electric Steel, Inc., filed
                    as Exhibit 3.2 to Registrant's Registration
                    Statement on Form S-1 (No. 33-67140), and incorporated by reference herein.

            10.15 - Remediation and Waste Disposal Agreement -
                    Zhagrus Environmental, Inc.

            27    - Financial Data Schedule

        B)  Reports on Form 8-K - None



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:  August 12, 1997               KENTUCKY ELECTRIC STEEL, INC.
                                               (Registrant)

                                          William J. Jessie
                                    William J. Jessie, Vice President,
                                      Secretary, Treasurer, and
                                      Principal Financial Officer