Form 10-K
period 1997-09-27
KENTUCKY ELECTRIC STEEL INC /DE/
filed 1997-12-19
CIK 910394

FORM 10-K

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549




(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 27, 1997

	OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________________ to ___________________.

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

	Yes  (x)    No  ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements


	(Cover Page 1 of 2 Pages)



incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price on December 12, 1997: $25,142,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of December 12, 1997:

4,625,361 shares of Common Stock, par value $.01 per share.




	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14(a) are incorporated herein by reference in response to items 10 through 13 in Part III of this report.



	(Cover Page 2 of 2 Pages)

KENTUCKY ELECTRIC STEEL, INC.

FORM 10-K




	TABLE OF CONTENTS



                                                                          Page

PART I ..................................................................   4

     Item 1.  Business ..................................................   4
     Item 2.  Properties ................................................  10
     Item 3.  Legal Proceedings .........................................  10
     Item 4.  Submission of Matters to a Vote of Security Holders .......  10

PART II .................................................................  12

     Item 5.  Market for Registrant's Common Equity and Related
              Shareholder Matters .......................................  12
     Item 6.  Selected Financial Data ...................................  12
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................  13
     Item 8.  Financial Statements and Supplementary Data ...............  18
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure .......................  18

PART III ................................................................  19

     Item 10. Directors and Executive Officers of the Registrant ........  19
     Item 11. Executive Compensation ....................................  19
     Item 12. Security Ownership of Certain Beneficial
              Owners and Management .....................................  19
     Item 13. Certain Relationships and Related Transactions ............  19

PART IV .................................................................  20

     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K .......................................  20

SIGNATURES ..............................................................  23

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES .............................  24

	KENTUCKY ELECTRIC STEEL, INC.

	PART I


Item 1.	Business

General

Kentucky Electric Steel, Inc. was incorporated in Delaware in August,
1993. On October 6, 1993, Kentucky Electric Steel, Inc. purchased the assets of Kentucky Electric Steel Corporation, a wholly owned subsidiary of NS Group, Inc. The operating results included in this report represent the operations of Kentucky Electric Steel, Inc. (the "Company"). The Company's operations use the same facilities and market to the same customers as its predecessor.

The Company owns and operates a steel mini-mill near Ashland, Kentucky.
 As a mini-mill producer of bar flats, the Company recycles steel from scrap, a process designed to result in lower production costs than those of integrated steel mills, which produce steel by processing iron ore and other raw materials in blast furnaces. Bar flats are produced to a variety of specifications and fall primarily into two general quality levels - merchant bar quality steel bar flats ("MBQ Bar Flats") for generic types of applications, and special bar quality steel bar flats ("SBQ Bar Flats"), where more precise customer specifications require the use of various alloys, customized equipment and special production procedures to insure that the finished product meets critical end-use performance characteristics. The Company is a leading manufacturer of SBQ Bar Flats for the cold drawn bar converter and truck trailer support beam markets. Approximately 80% of the Company's sales are of SBQ Bar Flats.

The Company completed a two-phase capital expenditure program in fiscal
1996. The first phase expanded the Company's casting, rolling and finishing capacity and increased the size range of products the Company can produce.
The second phase, installation of a ladle metallurgy facility, removes the refining cycle from the electric arc furnace, thereby increasing total melting capacity.

The Company manufactures over 2,600 different SBQ Bar Flat items which are sold to a variety of relatively small volume niche markets, including the leaf-spring suspension market for light and heavy-duty trucks, mini-vans and utility vehicles, cold drawn bar converters, certain specialty applications for steel service centers, truck trailer manufacturers and other miscellaneous markets. The Company's mill was specifically designed to manufacture wider and thicker bar flats that are required by these markets. Completion of the capital expenditure program increased the size range of products offered from two inches in thickness and eight inches in width to three inches in thickness and twelve inches in width. In addition, the Company employs a variety of specially designed equipment which is necessary to manufacture SBQ Bar Flats to the specifications demanded by its customers. Although the Company specializes in SBQ Bar Flats, particularly in the thicker and wider sections, it also, to a much lesser extent, competes in the MBQ Bar Flat market.

The Company's business strategy is to increase its share of the SBQ Bar
Flat market and to expand into related niche market applications where it can profitably supply products for special customer needs. The completion of the capital expenditure program increased the range of thickness and width of the Company's products, thereby creating the capacity for the Company to expand its business primarily by increasing the number of products it sells to existing customers and, to a lesser degree, the development of new customers. The Company has increased its shipments of the thicker, wider products from fiscal 1996 to fiscal 1997 and has continued to increase its sales to the cold drawn bar converter market while decreasing sales to the leaf-spring suspension market.


Manufacturing Operations

The Company recycles steel by melting steel scrap in two 50-ton electric arc furnaces. The molten steel is then taken to the ladle metallurgy facility where a variety of alloys are added to make different grades of steel in accordance with customer specifications. The refined molten steel is then poured into a continuous caster to produce continuous strands of steel with cross-sectional dimensions ranging from approximately 16 to 72 square inches. The Company can utilize up to four continuous strands in producing certain sizes. The strands are cut to produce billets of specified length which are reheated to approximately 2,300 degrees Fahrenheit at the Company's rolling mill and fed through a series of roll stands to reduce their size and form them into steel bar sections. These sections emerge from the rolling mill, are uniformly cooled on a cooling bed, and are cut to lengths specified by the customer. The cut bar flats are stacked into bundles ready for shipment.

The production capacity of finished products from the Company's rolling and finishing facilities is approximately 400,000 tons per year but can vary with product mix. The annual production capacity of the melting and casting operation is approximately 300,000 tons of finished product. Thus, the Company is able to finish more product in its rolling operations that it is capable of producing with its melting facilities. The Company's ultimate goal is to balance its operations at approximately 400,000 tons per year. Due in part to problems with the ramp-up of the new facilities, the ten day shutdown in the melt shop in the second quarter to repair the caster superstructure and to convert an additional strand to produce the thicker, wider products, and the third quarter shutdown of the melt shop for twelve days in order to decontaminate the baghouse facilities, after detection of a radioactive substance, the Company sold 217,000 tons of finished goods in 1997 which constitutes 72% of its capacity.

The Company transports its products by common carrier, generally shipping by truck and by rail. The Company has railroad sidings at its facilities.

Capital Improvements and Expansion

Annual capital expenditures over the last five fiscal years have averaged $7.7 million, which includes $3.2 million expended in fiscal year 1997.

The Company completed the ladle metallurgy facility and began start-up operations in the fourth quarter of fiscal 1996 and continued during the first half of fiscal 1997. The ladle metallurgy facility removes the refining cycle from the electric arc furnace, thus increasing total melting capacity toward the Company's ultimate goal of approximately 400,000 tons per year.

The Board of Directors has approved the fiscal 1998 capital expenditure plan for approximately $4.3 million, which includes completion of projects begun in fiscal 1997, environmental compliance projects, and various equipment upgrades and replacements.

Primary Markets and Products

The Company is primarily a special bar quality ("SBQ") producer of alloy and carbon steel bar flats. Its primary markets are manufacturers of leaf-spring suspensions, cold drawn bar converters, flat bed truck trailer manufacturers and steel service centers


In general, the size of markets served by the Company is such that comprehensive published industry data is not available. Therefore, much of the information relating to the size of steel bar markets has been estimated by the Company based upon its knowledge of the industry. During the year ended September 27, 1997, the Company's sales to leaf-spring suspension customers decreased, while sales to cold drawn bar converters increased. The following table presents, for fiscal 1996 and 1997, the percentage of the Company's net sales by market:

                                               1996         1997
Leaf-spring suspension             25.3%        18.6%
      	Cold drawn bar converters          19.3%        29.2%
      	Steel service centers              18.0%        15.5%
      	Truck trailers                     11.3%        11.4%
      	Miscellaneous                      26.1%        25.3%
            	Totals                      100.0%       100.0%


Leaf-Spring Suspension Market. High tensile SBQ spring steel is produced to customer and industry specifications for use in leaf-spring assemblies. These assemblies are utilized in light, medium and heavy duty trucks, trailers, mini-vans and four-wheel drive vehicles with off-road capability. The trend toward tapered leaf-spring products and air-ride suspension continues. These products use somewhat less steel but they are manufactured from larger cross section bar flats that match the Company's manufacturing strengths. The Company believes the total leaf-spring domestic market is approximately 475,000 tons annually, and that the Company's share of this market is approximately 10%.

Cold Drawn Bar Converters Market. The Company sells its expanded range of SBQ hot rolled bar products to cold drawn bar manufacturers. KESI's product range, 1/4" through 3" thickness and 2" through 12" width, enables the Company to supply practically all the sizes needed by the converters. The converters remove the scale from the hot rolled bar and draw it through a carbide die. The drawing reduces the cross section, improves surface and internal properties, and produces a more exacting tolerance bar. The end product is sold directly to original equipment manufacturers and through distributors, with the majority being sold by steel service centers. The Company estimates that the domestic cold drawn bar market for bar flats is approximately 225,000 tons annually, and that the Company's share of this market is approximately 28%.

Steel Service Centers Market. Approximately 30% of all steel shipments to the end-user are distributed through steel service centers, making this the largest single market for steel manufacturers. The Company sells both MBQ and SBQ bar flats into this market. The majority of its sales consist of the less competitive heavier section sizes and difficult to make grades.

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

Although the Company has not focused its sales efforts on MBQ Bar Flats, attention to select sizes of MBQ Bar Flats has provided good balance for the Company's manufacturing facilities. Within the MBQ Bar Flat market, the Company has concentrated its sales on specialty items as opposed to higher volume commodity products. Targeted opportunities within these markets match the Company's production facility described in "Business - General."

Customers

The Company sells to over 350 customers. Two wholly-owned subsidiaries of one customer represented approximately 14% of sales for fiscal 1997. No other customer accounted for more than 10% of sales in fiscal 1997. The loss of a principal customer could have a material adverse effect on the Company's operations.

 The Company's foreign sales as a percentage of total sales were 8.5% in fiscal 1997. These sales consisted primarily of leaf-spring suspension products shipped to Canada, Mexico and South America.

Marketing

Senior management of the Company is directly involved in sales to new and existing customers. Sales are nationwide and in certain foreign markets. Sales efforts are performed by seven in-house sales personnel and six manufacturers' representative companies. The efforts of these sales representatives are directed by the Company's Vice President, Sales and Marketing.









Competition and Other Market Factors

The domestic and foreign steel industries are characterized by intense competition. The Company competes with domestic and foreign producers, many of whom have financial resources substantially greater than those available to the Company. The Company has identified its principal competition from the following sources: (i) in its leaf-spring suspension market, the Company faces competition from five North American mills; (ii) in its cold drawn bar converters market, the Company competes with five North American mills; (iii) in the steel service center market, the Company encounters competition from numerous North American mills; and (iv) in its truck trailer market, the Company competes with one North American mill. The Company believes that the principal competitive factors affecting its business are quality, service, price and geographic location.

Backlog and Seasonality

As of September 27, 1997, the Company had firm orders for approximately 58,000 tons representing approximately $27.7 million in sales, as compared with approximately 48,000 tons representing approximately $21.4 million in sales, at September 28, 1996.

The Company operates on a continuous basis with only occasional scheduled shutdowns for heavy maintenance work. The Company's operations are not otherwise subject to seasonal fluctuations in operations or sales.

Raw Materials


The principal raw material used in the Company's steel mill is ferrous scrap. Ferrous scrap is derived from, among other sources, discarded automobiles, appliances, structural steel, railroad cars and machinery. The purchase price of scrap is subject to market conditions largely beyond the control of the Company. The Company is located in an area where scrap is generally available and typically maintains one month of scrap supply. Historically, price fluctuations of scrap have had no material long-term impact on the Company. However, while the Company has generally been successful in passing on scrap cost increases through price increases, the effect of steel imports, market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company's ability to increase prices. One scrap dealer supplied approximately 33% of the Company's scrap in fiscal 1997. In an attempt to insure an adequate source of raw materials, however, the Company has identified, inspected, and purchased scrap from over 20 dealers.


	The Company's manufacturing process consumes large amounts of electricity, which the Company purchases from Kentucky Power Company, d/b/a American Electric Power ("AEP"). An abundant regional supply of coal, used in producing electricity, helps keep the Company's energy costs relatively low. Prior to November 13, 1997, the Company purchased electricity from AEP under an Interruptible Power Contract ("Prior Contract") which was terminable by either party upon 12 months notice and under which AEP could interrupt service during times of peak demand. Effective November 13, 1997, the Company and AEP entered into a contract for Operating Reserve Interruptible Electric Service ("1997 Contract") which limits AEP's right to interrupt service in only those instances that an AEP unit goes offline or that AEP is responsible to share reserves with other electrical generators pursuant to the East Central Area Reliability Coordination Agreement (ECAR). The 1997 Contract, however, limits the periods of any such interruption to no more than 30 minutes. As with the Prior Contract, AEP is required to provide a certain amount of firm contract capacity to prevent equipment damage during interrupted periods. Likewise, as with the Prior Contract, AEP may impose a surcharge on the Company if the Company fails to interrupt load as required by the 1997 Contract or if the Company exceeds certain specified levels of use. The initial term of the 1997 Contract expires November 12, 1998. Thereafter, the 1997 Contract will remain in effect until the Company gives at least one year notice to AEP of its intention to discontinue service under the 1997 Contract. The 1997 Contract additionally provides for termination upon the later of the fifth anniversary of the effective date or any date on which it becomes possible for retail customers of AEP to purchase electrical energy from other providers and AEP is required to use its transmission and distribution lines to deliver such energy to those customers.

Employees

As of September 27, 1997, the Company employed 448 people, approximately
77% of whom are members of the United Steelworkers of America. The Company's current five-year collective bargaining agreement expires in September 1998. The Company believes that its wage rates and benefits are competitive with other mini-mills.

The Company offers no postretirement employee health care benefits or other benefit program subject to accounting under the provisions of Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits other than Pensions".

Environmental and Regulatory Matters

The Company is subject to federal, state, and local environmental laws and regulations concerning, among other matters, wastewater discharge, air emissions and furnace dust disposal. As with similar mills in the industry, the Company's furnaces are classified as generating hazardous waste (K061) because they produce certain types of dust containing lead, chromium and cadmium ("Furnace Dust"). The Company currently collects and handles Furnace Dust through a contract with Horsehead Resource Development Company, Inc. ("HRD"), which reclaims from the waste dust certain materials for reuse and arranges for further recycling or disposal of the residual material. Some of the Furnace Dust generated by the Company and shipped to HRD was processed at HRD's Palmerton, Pennsylvania facility (the "Palmerton Site"), which has been the subject of an enforcement action brought by the United States Department of Justice and the Pennsylvania Department for Environmental Resources. Although on August 24, 1995 HRD, the Department of Justice, and USEPA issued a joint press release announcing a settlement of the enforcement action, HRD may incur substantial costs in connection with the remediation of the Palmerton Site and compliance with the settlement agreement and environmental laws and regulations. If HRD were to become insolvent, the Company could incur liability with respect to the remediation of the Palmerton Site or other HRD disposal sites. In addition, the cost of reclaiming or disposing of Furnace Dust may increase substantially in the future.


Prior to 1985, Furnace Dust was stored by a prior owner at the Company's mini-mill facility. Although this storage area was closed in 1985 and the stored Furnace Dust was removed, amendments to the Resource Conservation and Recovery Act ("RCRA") and federal regulations currently require that storage units, such as the Furnace Dust storage area, which were closed by removal ("clean closure") either obtain post-closure permits or demonstrate that the closure is equivalent to current standards. The U.S. Environmental Protection Agency and the Kentucky Division of Waste Management (the "Division") is requiring the Company to demonstrate that the prior closure meets RCRA current standards or, alternatively, to obtain a post closure permit. In July of 1995, the Company submitted a closure equivalency demonstration to the Kentucky Division of Waste Management (the "Division") seeking a regulatory determination that the clean closure meets the requirements for closure equivalency as established by applicable regulations and that a post-closure permit is not required. In November of 1995, the Division advised that it intends to conduct an investigation of the Company's compliance with RCRA before making a determination on the Company's request. Due to personnel changes at the Division, the investigation has not been completed and the Division has not made a determination on the Company's application. The Company believes the costs associated with demonstrating clean closure equivalency are the responsibility of a prior operator of the mini-mill (the "Prior Operator") and it has notified the Prior Operator of its claim. Nevertheless, there can be no assurance that the Company will be successful in seeking reimbursement from the Prior Operator or will not otherwise incur expenses in connection with the closure of the Furnace Dust storage site.

Between 1981 and 1983, the Prior Operator disposed of Furnace Dust in the Cooksey Brother's landfill, in Cannonsburg, Kentucky ("Cooksey Landfill"). Before 1981 the Prior Operator disposed of Furnace Dust in other locations, including a strip mine. The Company did not assume any liability for disposal at the Cooksey Landfill or such other sites in the acquisition agreement pursuant to which the Company acquired its mini-mill in 1986. The Cooksey Landfill is operating pursuant to a permit and bond issued and approved by the Division, and the Company has no reason to believe that the Cooksey Landfill or other sites are likely targets for listing as a Kentucky "uncontrolled site" or federal superfund site. Nevertheless, the Company could incur clean up expenses with respect to the Cooksey Landfill or such other sites if such sites are listed as a Kentucky "uncontrolled site" or federal superfund site and the Company is not successful in obtaining full indemnification from the Prior Operator.

	The Company's operations are subject to the Federal Clean Air Act which provides for regulation, through state implementation of federal require-ments, of the emission of certain air pollutants. As required by applicable regulations, on December 14, 1996, the Company filed a Title V permit application with the Kentucky Division for Air Quality. The application required the Company to identify any of the nine emissions points within the Company's facility that were not in compliance with the Company's operating permits and/or applicable regulations. The Company listed Emission Unit Nos. 02 and 03, its electric arc furnaces A and B. In so doing, the Company's application indicated that the Company would conduct a diagnostic evaluation of its melt shop fume capture system and its baghouse. The Company does not anticipate receiving a draft of its Title V permit until late February or March of 1998. The Company, therefore, does not know whether it will be able to comply with its Title V permit without additional capital and operating expense or whether the Company will be the subject of an enforcement action for failure to comply with the requirements of its existing permit or its Title V permit. Additionally, there can be no assurance that evolving federal and state environmental requirements for discovery of unknown conditions will not require the Company to make material expenditures in the future or affect the Company's ability to obtain permits for its existing operations or any future expansion. The Company will continue to plan and budget, as appropriate, for any additional capital and operating expenses that may be required to upgrade or install new or additional pollution control equipment in order to comply with all permits.

	On April 29, 1997, the Company ceased melting operations due to the melting of a radioactive source. The Company restarted its melt shop operations on May 11, 1997, after decontamination of the melt shop and related facilities. The melting of the radioactive source resulted in the classification of approximately 13,530 cubic feet of Furnace Dust and 7,000 cubic feet of baghouse filter bags and related supplies removed during decontamination as a mixed waste ("Mixed Waste") as defined in the Federal Facility Compliance Act. HRD does not have the regulatory permits to process Mixed Waste. The Company, therefore, on July 29, 1997, entered into a contract with Zhagrus Environmental, Inc. ("Zhagrus"), an affiliate company under common control of Envirocare of Utah, Inc. ("Envirocare") for the packaging, transportation, treatment and disposal of the Mixed Waste at the waste disposal facility of Envirocare at Clive, Utah (the "Envirocare Facility"). The Envirocare Facility is licensed by the State of Utah to handle and dispose of the Mixed Waste. Zhagrus has completed transportation of the Mixed Waste to the Envirocare Facility and is required by its contract with the Company to secure treatment and disposal of the Mixed Waste by September 1, 1998.

 The Company also has been experiencing problems with the new bags in its baghouse which were installed in May of 1997, as a result of melting a radioactive source. The Company is currently working with the vendor, consultants, and the insurance company to determine the appropriate necessary corrective action.

Except as otherwise indicated, the Company believes it is in substantial compliance with applicable environmental laws and regulations. Notwithstand-ing such compliance, if damage to persons or property or contamination of the environment has been or is caused by the conduct of the Company's business or by hazardous substances or wastes used, generated or disposed of by the Company (or possibly by prior operators of the Company's mini-mill or by third parties), the Company may be held liable for such damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability to the Company could be material. Changes in federal or state laws, regulations or requirements or discovery of unknown conditions could require additional expenditures by the Company.


Item 2.	Properties

The Company's operations are located on approximately 122 acres of land near Ashland, Kentucky, next to an interstate highway and a rail line. The Company believes that its facilities are well maintained, in good condition and adequate and suitable for its operating needs. The Company has completed certain capital expenditures with respect to its properties. See Item 1 - Business - "Manufacturing Operations" and "Capital Improvements and Expansion."

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

There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year ended September 27, 1997.

      Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 4, 1998.

The names, ages and positions of all of the executive officers of the Registrant as of September 27, 1997 are listed below with their business experience with the Registrant for the past five years. Officers are elected annually by the Board of Directors at the first meeting of directors following the annual meeting of shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Charles C. Hanebuth, 53, has been President and Chief Executive Officer of the Company since its formation in August 1993. From November 1990 to October 1993, Mr. Hanebuth was President and Chief Operating Officer of Kentucky Electric Steel Corporation, a wholly owned subsidiary of NS Group, Inc. Prior to November 1990, Mr. Hanebuth was a Vice President of ELCOR Corporation, a manufacturer of roofing and industrial products, and President of its wholly-owned subsidiary, Chromium Corporation, a remanufacturer of diesel engine components. Mr. Hanebuth has 18 years management experience in the steel industry. Mr. Hanebuth is a director of Ashland Bankshares, Inc., the holding company of the Bank of Ashland, and Ashland Hospital Corporation, which operates King's Daughters' Medical Center.

William J. Jessie, 47, a certified public accountant, has been Vice President, Secretary, Treasurer and Chief Financial Officer of the Company since its formation in August 1993. Prior to August 1993, he was Controller of Kentucky Electric Steel Corporation since 1986. Mr. Jessie has 21 years of public accounting experience with national and local accounting firms.


Joseph E. Harrison, 53, has been Vice President of Sales and Marketing of the Company since its formation in August 1993. From February 1991 to August 1993 he was General Sales Manager of Kentucky Electric Steel Corporation. From July 1988 to November 1990, Mr. Harrison was general sales manager with Lorin Industries, an aluminum coil anodizer. Mr. Harrison has over 27 years of sales experience in the steel industry.

William H. Gerak, 52, has been Vice President of Administration of the Company since January 1994. From February 1988 to December 1993 he was the Director of Human Resources and Labor Relations for Heekin Can, Inc., a wholly owned subsidiary of Ball Corporation, a producer of steel food and aerosol containers, head-quartered in Cincinnati, Ohio. Mr. Gerak has over 23 years of human resource and administrative experience.
<PAGE


 	PART II


Item 5.	Market for Registrant's Common Equity and Related Shareholder
Matters

The Company's common stock trades on the NASDAQ National Market under the symbol KESI. The following table sets forth, for the fiscal periods indicated, the high and low closing prices of the stock on the NASDAQ National
Market:

                                Fiscal 1996                Fiscal 1997
                             High          Low          High          Low
      First Quarter      $ 10           $ 7-3/4      $ 7-1/4       $ 5-1/4
Second Quarter        8-11/16       6-5/8        6-7/8         5-1/8
      Third Quarter         8-1/2         6-7/8        5-3/4         4-1/8
      Fourth Quarter        8-1/2         6-1/2        7-1/4         5-1/4


On December 12, 1997 there were approximately 1,600 beneficial owners of the Company's common stock.

The Company currently intends to retain all earnings to support the development of its business, although the paying of dividends on its common stock is periodically reviewed. Certain of the Company's debt instruments currently restrict the payment of dividends by Kentucky Electric Steel, Inc. Specifically, the debt instruments restrict payment of dividends to the amount available in a "Restricted Payment Pool" as defined in the senior note agreement and amended bank credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of the Notes to Consolidated Financial Statements of the Company.

Item 6.	Selected Financial Data

The selected financial data shown below for the five years in the period ended September 27, 1997 are derived from the audited financial statements of the Company. The information set forth below should be used in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere herein.

<PAGE

                                               Year Ended
                          Sept. 25, Sept. 24, Sept. 30,  Sept. 28,  Sept. 27,
                            1993       1994     1995       1996       1997
                                     (In thousands, except share data)

Income Statement Data:
  Net sales ............  $90,547   $102,629  $107,402   $ 98,320   $ 94,652
  Cost of goods sold ...   75,884     86,892    91,642     89,783     89,992
                           ------    -------   -------     ------     ------
    Gross profit .......   14,663     15,737    15,760      8,537      4,660
  Selling and admini-
    strative expenses ..    6,069      6,963     7,696      7,391      6,800
                           ------    -------   -------     ------     ------
    Operating income (loss) 8,594      8,774     8,064      1,146     (2,140)
  Interest income from
    NS Group, Inc. - net      686         30       -          -          -
  Interest expense .....     (402)      (586)     (658)    (1,453)    (2,125)
  Interest income and
    other ..............       12        164        57         31         34
  Gain on involuntary con-
    version of equipment      -          -         -          369        -
                           ------    -------   -------     ------     ------
    Income (loss) before
     income taxes ......    8,890      8,382     7,463         93     (4,231)
  Income taxes .........    3,374      3,167     2,812         35     (1,599)
                           ------    -------   -------     ------     ------
      Net income (loss)   $ 5,516   $  5,215  $  4,651    $    58    $(2,632)
  Net income (loss)
    per common share ...  $  1.23   $   1.06  $    .95    $   .01    $  (.57)

  Weighted average shares
    outstanding ......  4,500,000  4,908,158 4,905,456  4,806,161  4,633,315

Balance Sheet Data:
  Working capital .....   $13,145    $21,553   $10,324    $14,963   $11,335
  Total assets ........    46,259     56,870    72,625     78,433    78,770
  Long-term debt (1) ..     2,748      9,001     7,287     20,000    20,000
  Shareholders' equity     15,134     34,276    38,097     37,110    34,211

(1)	Net of current portion.


Item 7.	Management's Discussion and Analysis of Financial Condition and
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
                                                      Year Ended
                                           September   September   September
                                            30, 1995    28, 1996    27, 1997

      Net sales .......................      100.0%      100.0%      100.0%
      Cost of goods sold ..............       85.3        91.3        95.1
                                             -----       -----       -----
      Gross profit ....................       14.7         8.7         4.9
      Selling and administrative
        expenses ......................        7.2         7.5         7.2
                                             -----       -----       -----
      Operating income (loss) .........        7.5         1.2        (2.3)
      Interest expense ................        (.6)       (1.5)       (2.2)
      Gain on involuntary conversion
        of equipment ..................         -           .4          -
                                             -----       -----       -----
      Income (loss) before income taxes .      6.9          .1        (4.5)
      Income taxes  ...................        2.6          -         (1.7)
                                             -----       -----       -----
      Net income (loss) ...............        4.3%         .1%       (2.8%)


Year Ended September 27, 1997 Compared with Year Ended September 28, 1996

Net Sales. Net sales for fiscal 1997 decreased by $3.6 million (3.7%) to $94.7 million from $98.3 million for fiscal 1996 due to a decline in shipments. Total shipments for fiscal 1997 were approximately 217,000 tons, down 3.9% from fiscal 1996, while the average selling price per ton remained constant with the prior year. The decline in shipments primarily resulted from the third quarter shutdown caused by a radioactive contamination of the baghouse, continued start-up of the ladle metallurgy facility during the first half of fiscal 1997, and the ten day Melt Shop outage in the second quarter.

Cost of Goods Sold. Cost of goods sold for fiscal 1997 increased $.2 million (.2%) to $90.0 million from $89.8 million for fiscal 1996. As a percentage of net sales, cost of goods sold increased from 91.3% for fiscal 1996 to 95.1% for fiscal 1997. The increase in cost of goods sold is primarily due to higher conversion costs and additional depreciation, partially offset by a decrease in material costs. Conversion costs for fiscal 1997 were adversely impacted by lower production during the third quarter due to the 12 day shutdown of the Melt Shop operations required to decontaminate the baghouse facilities following detection of a radioactive substance in the baghouse dust and by the shutdown and restart of the caster during the second quarter. The caster was also shut down for repairs for 10 days in late December and early January. During this 10 day shut down, the Company converted an additional caster strand to allow for increased production of thicker, wider products. The resulting shortage of billets idled the rolling mill for several days and negatively impacted rolling mill production and productivity. To a lesser degree, conversion costs were also adversely impacted by an increase in repair, maintenance and supply costs, health benefit costs and the continued start-up phase of the new ladle metallurgy facility in the first half of fiscal 1997.

The cost of goods sold for fiscal 1996 includes a $1.7 million reimbursement from business interruption insurance, related to the caster fire. The fiscal year 1997 includes a $2.3 million reimbursement from business interruption insurance related to the decontamination of the baghouse in the calculation of cost of goods sold.

Gross Profit. As a result of the above, gross profit for fiscal 1997 decreased by $3.8 million (45.4%) from $8.5 million in fiscal 1996 to $4.7 million in fiscal 1997. As a percentage of net sales, gross profit decreased from 8.7% in fiscal 1996 to 4.9% in fiscal 1997.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, human resources, and other administrative departments. Selling and administrative expenses for fiscal 1997 decreased $.6 million (8.0%) to $6.8 million from $7.4 million for fiscal 1996. As a percentage of net sales, such expenses decreased from 7.5% for fiscal 1996 to 7.2% for fiscal 1997. The decrease is primarily the result of a reduction in the provision for uncollectible accounts (which was higher in the prior year due to problems with a few specific accounts).

Operating Income. Fiscal year 1997 reflected an operating loss of $2.1 million as compared to operating income of $1.1 million for fiscal 1996. As a percentage of net sales operating income decreased from 1.2% in fiscal 1996 to (2.3%) for fiscal 1997.

Interest Expense. Interest expense increased by $.6 million to $2.1 million in fiscal 1997 from $1.5 million in fiscal 1996, net of interest capitalized of $11,000 and $262,000, respectively. The increase in interest expense is attributed to the additional debt incurred in financing the capital expansion projects and the reduction in capitalized interest due to the completion and start-up of the ladle metallurgy facility.

	Provision (Credit) for Income Taxes. The Company has recorded a tax benefit of approximately $1.6 million in fiscal 1997 as compared to a provision of $35,000 in fiscal 1996 at an effective tax rate of 38% for both years. The Company has recorded an increase in net deferred tax assets of $.7 million and has recorded refundable income taxes of $.9 million resulting from the $1.6 million benefit recorded in fiscal 1997. As of September 27, 1997 the Company has net deferred tax assets of $7.6 million, which is net of a $2.7 million valuation allowance. Included in the $10.3 million of gross deferred tax assets is $4.7 million of net operating tax loss carryforwards which expire beginning in 2011. The realization of the deferred tax assets is dependent in part upon generation of sufficient future taxable income. Management has considered the levels of currently anticipated pre-tax income in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical pre-tax income levels, the nature of certain events which adversely affected operations in fiscal 1996 and 1997, the Company's return to profitability during the third and fourth quarter of fiscal 1997, the continued improvement in productivity and other factors, management believes it is more likely than not that the net deferred tax asset, after consideration of the valuation allowance which has been established, will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

Net Income. As a result of the above, fiscal 1997 reflected a net loss of $2.6 million as compared to net income of $58,000 in fiscal 1996. As a percentage of net sales, net income decreased from .1% in fiscal 1996 to (2.8%) in fiscal 1997.

Year Ended September 28, 1996 Compared with Year Ended September 30, 1995


Net Sales. Net sales for fiscal 1996 decreased by $9.1 million (8.5%) to $98.3 million from $107.4 million for fiscal 1995 due to a decline in shipments and decrease in average selling price. Total shipments for fiscal 1996 were approximately 225,800 tons, down 7.4% from fiscal 1995. The average selling price per ton decreased by 1.1% in 1996. The decline in shipments has resulted from the continued production problems encountered with the start-up of the new finishing facilities during the first half of fiscal 1996, a caster fire during the second quarter, and the start-up of the ladle metallurgy facility during the fourth quarter of fiscal 1996, combined with softening demands in certain markets.

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

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, human resources, and other administrative departments. Selling and administrative expenses for fiscal 1996 decreased $.3 million (4.0%) to $7.4 million from $7.7 million for fiscal 1995. As a percentage of net sales, such expenses increased from 7.2% for fiscal 1995 to 7.5% for fiscal 1996. The selling and administrative expenses reflect a decrease in incentive compensation (due to the decrease in pre-tax income) and a decrease in shipping wages (due to reorganization of the Shipping Department, in connection with the completion of the capital expansion plan). These decreases have been partially offset by an increase in the provision for uncollectible accounts. The increase in selling and administrative expenses as a percentage of net sales was primarily attributed to the decrease in shipments, resulting in lower net sales for fiscal 1996.

Operating Income. For the reasons described above, operating income decreased by $7.0 million (85.8%) from $8.1 million in fiscal 1995 to $1.1 million in fiscal 1996. As a percentage of net sales, operating income decreased from 7.5% in fiscal 1995 to 1.2% in fiscal 1996.

Interest Expense. Interest expense increased by $.8 million to $1.5 million in fiscal 1996 from $.7 million in fiscal 1995, net of interest capitalized of $262,000 and $523,000, respectively. The increase in interest expense is attributed to the additional debt incurred in financing the capital expansion projects and the reduction in capitalized interest due to the completion and start-up of the capital expenditure program which expanded the Company's casting, rolling and finishing capacity and increased the size range of products the Company can produce.

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

Liquidity and Capital Resources

Cash flows from operating activities amounted to $5.3 million, $3.9 million, and $2.5 million in fiscal 1995, 1996 and 1997, respectively. Fiscal

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

	Fiscal 1997 operating cash flows reflect the net loss of $2.6 million and the increase in the net deferred tax asset of $1.0 million, which has been partially offset by depreciation of $3.7 million, decrease in accounts receivable of $.5 million and inventories of $.8 million, and an increase in accounts payable of $.8 million. The additional depreciation is related to the start-up of the ladle metallurgy facility. The decrease in inventories is primarily related to a reduction in scrap inventory.

Cash flows used by investing activities consist of capital expenditures, net of capital expenditures payables, of $14.9 million, $11.2 million, and $5.1 million in fiscal 1995, 1996, and 1997, respectively. The decrease in capital expenditures in fiscal 1997 is primarily due to the completion, in fiscal 1995, of the capital expenditure program which expanded the Company's casting, rolling and finishing capacity and increased the size range of products the Company can produce, and the completion of the ladle metallurgy facility in fiscal 1996. Cash flows from investing activities for fiscal 1996 also include the proceeds from the involuntary conversion of equipment of $.9 million.

Cash flows provided from financing activities amounted to $8.4 million, $6.1 million, and $2.6 million in fiscal 1995, 1996, and 1997, respectively. The $8.4 million, in fiscal 1995, represents $11.1 million in advances on the Company bank credit facility offset by $1.8 million principal payments on long-term debt and $.9 million used for purchases of treasury stock. The $6.1 million in fiscal 1996, reflects net repayments of $3.6 million on the Company's line of credit, $9.0 million repayment on long-term debt, and $1.3 million for purchases of treasury stock, offset by the proceeds of $20.0 million of unsecured senior notes. The $2.6 million in fiscal 1997 reflects $3.1 million in advances on the Company bank credit facility offset by $.5 million used for the purchases of treasury stock.

Working capital at September 27, 1997, was $11.3 million as compared to $15.0 million at September 28, 1996. The current ratio was 1.5 to 1.0 at September 27, 1997 as compared to 1.7 to 1.0 at September 28, 1996. The decrease in working capital and current ratio is primarily attributed to the increase in the Company's advances on line of credit, from financing the current year's capital expenditures.


The Company's primary ongoing cash requirements are for current capital expenditures. The two sources for the Company's liquidity are internally generated funds and its bank credit facility. The Company has $10.6 million in borrowings outstanding on its line of credit as of September 27, 1997. The Company believes that the bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs through the next twelve-month period.

Impact of Inflation and Changing Prices

While the Company has not experienced any material long-term adverse effects on operations in recent years because of inflation, margins have been affected by inflationary conditions. The Company's primary cost components are steel scrap, labor, and energy, all of which are susceptible to domestic inflationary pressures. Scrap prices are frequently influenced by supply and demand factors as well as general economic conditions. In contrast, finished product prices are influenced by nationwide economic trends and manufacturing capacity within the steel industry. While the Company has generally been successful in passing on cost increases through price increases, the effect of steel imports, market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company's ability to increase prices. See "Business - Employees," "Competition and Other Market Factors," "Raw Materials" and "Manufacturing Operation."

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

Impact of Recent Accounting Pronouncements

See Note 2 "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements of the Company.

Item 8.	Financial Statements and Supplementary Data

The financial statements and schedules referenced in Item 14(a)(1) and
(a)(2) hereof are included herein and are filed as part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure

None.

<PAGE

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

Item 13.	Certain Relationships and Related Transactions

	None.

	PART IV


Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)1.     See Index to Financial Statements and Schedule

  (a)2.	See Index to Financial Statements and Schedule

  (a)3.     Exhibits

     3.1	Certificate of Incorporation of Kentucky Electric Steel, Inc.,
filed as Exhibit 3.1 to Registrant's Registration Statement on
Form S-1 (No. 33-67140), and incorporated by reference herein.

     3.2 	By-Laws of Kentucky Electric Steel, Inc., filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-1 (No. 33-
67140), and incorporated by reference herein.

     4.1	Senior Note Agreement between Registrant and a group of
institutional investors.  Filed as Exhibit 4.1 to Registrant's
Form 10-K for the fiscal year ended September 30, 1995, File
No. 0-22416, and incorporated by reference herein.

     4.2	Amended and Restated Loan Agreement between Registrant and
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
Registrant and a group of institutional investors.  Filed as
Exhibit 4.4 to Registrant's Form 10-Q, No. 0-22416, filed on
February 11, 1997, and incorporated by reference herein.

4.5	Amendment No. 1 to Amended and Restated Loan Agreement between
Registrant and National City Bank, Kentucky.  Filed as Exhibit
4.5 to Registrant's Form 10-Q No. 0-22416, filed on February
11, 1997, and incorporated by reference herein.

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

    10.3	Form of Indemnification Agreement between Registrant and Its
Executive Officers and Directors, filed as Exhibit 10.4 to
Amend- ment No. 1 to Registrant's Registration Statement on
Form S-1 (No. 33-67140), and incorporated by reference herein.

    10.4	Form of Salary Continuation Agreement entered into with Charles
C. Hanebuth, filed as Exhibit 10.6 to Amendment No. 1 to
Registrant's
            Registration Statement on Form S-1 (No. 33-67140), and incorporated by reference herein.

    10.5	Registration Rights Agreement between Registrant and NS Group,
Inc., filed as Exhibit 10.7 to Registrant's Form 10-K for the fiscal year ended September 25, 1993, File No. 0-22416, and incorporated by reference herein.

10.6	Kentucky Electric Steel, Inc. 1993 Employee Stock Option/
Restricted Stock Plan, filed on Registrant's Form S-8 (No. 33-
77598), filed on April 12, 1994, and incorporated by reference herein.

10.7	Kentucky Electric Steel, Inc. 1993 Transition Stock Option
Plan,
		filed on Registrant's Form S-8 (No. 33-77598), filed on April 12, 1994, and incorporated by reference herein.

    10.8	Contract with Morgan-Pomini Company for Rolling and
Finishing End Modernization filed as Exhibit 10.8 to
Registrant's Form 10-Q, No. 0-22416, filed on May 4, 1994, and incorporated by reference herein.

    10.9	The Kenucky Electric Steel, Inc. Salary Continuation Plan,
effective June 7, 1994, for the benefit of the Company's eligible salaried employees, filed as Exhibit 10.10 to Registrant's Form 10-K for the fiscal year ended September
24, 1994, File No. 0-22416, and incorporated by reference herein.

    10.10	The Kentucky Electric Steel, Inc. Executive Severance Plan,
effective June 7, 1994, for the benefit of the Company's eligible Executive Officers, filed as Exhibit 10.11 to Registrant's Form 10-K for the fiscal year ended September 24, 1994, File No. 0-22416, and incorporated by reference herein.

    10.11	Employment agreements dated June 7, 1994, between Kentucky
Electric Steel, Inc. and its four Executive Officers, filed as
Exhibit 10.12 to Registrant's Form 10-K for the fiscal year ended September 24, 1994, File No. 0-22416, and incorporated by reference herein.

    10.12	Salary Continuation Agreements entered into between Kentucky
Electric Steel, Inc. and its four Executive Officers, filed as
Exhibit 10.13 to Registrant's Form 10-K for the fiscal year ended September 24, 1994, File No. 0-24416, and incorporated by reference herein.

    10.13	The Kentucky Electric Steel, Inc. Key Employee Stock/Loan Plan,
effective February 2, 1995 for the benefit of the Company's
Executive Officers, filed as Exhibit 10.14 to Registrant's Form
10-Q, No. 0-22416, filed on February 9, 1995, and incorporated by reference herein.

    10.14	Contract with EMC International, Inc. for Ladle Metallurgy
Facility, filed as Exhibit 10.15 to Registrant's Form 10-Q, No.
0-22416, filed on May 16, 1995, and incorporated by reference herein.

    10.15	Kentucky Electric Steel, Inc. 1994 Employee Stock Option/
Restricted Stock Plan, filed on Registrant's Form S-8 (No. 33-
301218), filed on February 12, 1996, and incorporated by reference herein.

    10.16	Rights Agreement between Kentucky Electric Steel, Inc. and
Wachovia Bank of North Carolina, N.A., dated as of February 27,
1996, filed  as Exhibit 4 to Registrant's Form 8-K, File No. 0-
22416, filed on February 28, 1996 and incorporated by reference herein.

    10.17	First Addendum to Agreement with Morgan-Pomini Company for
Rolling
and Finishing Fund Modernization, filed as Exhibit 10.15 to
Registrant's Form 10-Q, No. 0-22416, filed on February 11,
1997, and incorporated by reference herein.

10.18	Remediation and Waste Disposal Agreement - Zhagrus
Environmental,
        Inc., filed as Exhibit 10.16 to Registrant's Form 10-Q, No. 0-
22416
        filed on May 12, 1997 and incorporated by reference herein.

10.19   The Kentucky Electric Steel, Inc. Share Plan for Non-Employee
               	Directors.

    23	Consent of Arthur Andersen LLP

    27      Financial Data Schedule

     (b)    Reports on Form 8-K

		There were no reports on Form 8-K filed during the quarter ended
 		September 27, 1997.

	SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KENTUCKY ELECTRIC STEEL, INC.


December 12, 1997                        By:  \s\Charles C. Hanebuth
                                              Charles C. Hanebuth
                                              President, Chief Executive
                                                Officer and Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signatures                          Title                          Date


\s\Charles C. Hanebuth  President, Chief Executive Officer December 12, 1997
Charles C. Hanebuth       and Chairman


\s\William J. Jessie    Vice President, Secretary,         December 12, 1997
William J. Jessie         Treasurer and Chief Financial
                          Officer
                         (Principal Financial and
                          Accounting Officer)

\s\Clifford R. Borland  Director                           December 12, 1997
Clifford R. Borland


\s\Carl E. Edwards, Jr. Director                           December 12, 1997
Carl E. Edwards, Jr.


\s\J. Marvin Quin, II   Director                           December 12, 1997
J. Marvin Quin, II

\s\David C. Struve      Director                           December 12, 1997
David C. Struve

	INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Financial Statements                                              Page

Report of Independent Public Accountants ......................   F-1

Consolidated Balance Sheets - September 28, 1996 and
September 27, 1997 ............................................	F-2

Consolidated Statements of Operations - Years ended
September 30, 1995, September 28, 1996 and September 27, 1997 .   F-3

Consolidated Statements of Changes in Shareholders' Equity -
Years ended September 30, 1995, September 28, 1996, and
September 27, 1997 ............................................	F-4

Consolidated Statements of Cash Flows - Years ended
September 30, 1995, September 28, 1996 and September 27, 1997 .	F-5

Notes to Consolidated Financial Statements ....................	F-6


Financial Statement Schedule

      Report of Independent Public Accountants ......................   S-1

Schedule II  Valuation and Qualifying Accounts ................	S-2

<PAGE





	REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Kentucky Electric Steel, Inc.:

We have audited the accompanying consolidated balance sheets of Kentucky Electric Steel, Inc. (a Delaware corporation) and subsidiary as of September 28, 1996 and September 27, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Electric Steel, Inc. and subsidiary as of September 28, 1996 and September 27, 1997 and the results of its operations and their cash flows for each of the three years in the period ending September 27, 1997 in conformity with generally accepted accounting principles.





       Arthur Andersen LLP



Cincinnati, Ohio,
October 24, 1997

	KENTUCKY ELECTRIC STEEL, INC.
	CONSOLIDATED BALANCE SHEETS
	(Dollars in Thousands)
                                                             September       September
                                                              28, 1996        27, 1997
                       ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                $    124        $    127
     Accounts receivable, less allowance for doubtful
       accounts and claims of $390 in 1996, and $470 in 1997    12,113          11,577
     Insurance claim receivable                                   -                900
     Inventories                                                17,367          16,538
     Operating supplies and other current assets                 5,067           4,802
     Refundable income taxes                                       540             900
     Deferred tax assets                                           680             457
                                                               -------         -------
       Total current assets                                     35,891          35,301
                                                               -------         -------
   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                          4,353           4,448
     Machinery and equipment                                    37,774          40,301
     Construction in progress                                    1,412           2,012
     Less - accumulated depreciation                            (7,852)        (11,229)
                                                               -------         -------
          Net property, plant and equipment                     35,687          35,532
                                                               -------         -------
   DEFERRED TAX ASSETS                                           6,263           7,159
                                                               -------         -------
   OTHER ASSETS                                                    592             778
                                                               -------         -------
          Total assets                                        $ 78,433        $ 78,770

        LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
     Advances on line of credit                               $  7,546        $ 10,635
     Accounts payable                                            7,214           7,977
     Capital expenditures payable                                2,404             547
     Accrued liabilities                                         3,639           3,700
     Environmental liabilities                                    -                982
     Current portion of long-term debt                             125             125
                                                               -------         -------
          Total current liabilities                             20,928          23,966
                                                               -------         -------
   LONG-TERM DEBT                                               20,000          20,000
                                                               -------         -------
   OTHER LIABILITIES                                               395             593
                                                               -------         -------
          Total liabilities                                     41,323          44,559
                                                               -------         -------
   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued                        -               -
     Common stock, $.01 par value, 15,000,000 shares
       authorized, 4,974,099 and 4,977,988 shares
       issued, respectively                                         50              50
     Additional paid-in capital                                 15,710          15,665
     Less treasury stock - 273,000 and 350,976 shares
       at cost, respectively                                    (2,165)         (2,638)
     Deferred compensation                                        (421)           (170)
     Retained earnings                                          23,936          21,304
                                                               -------         -------
          Total shareholders' equity                            37,110          34,211
                                                               -------         -------
     Total liabilities and shareholders' equity               $ 78,433        $ 78,770


See notes to consolidated financial statements


	KENTUCKY ELECTRIC STEEL, INC.
	CONSOLIDATED STATEMENTS OF OPERATIONS
	(Dollars in Thousands, Except Per Share Data)

                                                            Year Ended
                                               September    September    September
                                                30, 1995     28, 1996     27, 1997

     NET SALES                                  $107,402     $ 98,320     $ 94,652
     COST OF GOODS SOLD                           91,642       89,783       89,992
                                                 -------      -------      -------
            Gross profit                          15,760        8,537        4,660

     SELLING AND ADMINISTRATIVE EXPENSES           7,696        7,391        6,800
                                                 -------      -------      -------
            Operating income (loss)                8,064        1,146       (2,140)

     INTEREST EXPENSE                               (658)      (1,453)      (2,125)
     INTEREST INCOME AND OTHER                        57           31           34
     GAIN ON INVOLUNTARY CONVERSION
       OF EQUIPMENT                                 -             369         -
                                                 -------      -------      -------
            Income (loss) before income taxes      7,463           93       (4,231)

     PROVISION (CREDIT) FOR INCOME TAXES           2,812           35       (1,599)
                                                 -------      -------      -------

            Net income (loss)                   $  4,651     $     58     $ (2,632)

     NET INCOME (LOSS) PER COMMON SHARE         $    .95     $    .01     $   (.57)

     WEIGHTED AVERAGE SHARES OUTSTANDING       4,905,456    4,806,161    4,633,315


	See notes to consolidated financial statements

	KENTUCKY ELECTRIC STEEL, INC.
	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	For the Three Years in the Period Ended
	September 27, 1997

	(Dollars in Thousands)

                                         Addi-
                                         tional                     Deferred
                          Common Stock   Paid-In   Treasury Stock   Compen-  Retained
                         Shares  Amount  Capital  Shares    Amount  sation   Earnings  Total

BALANCE, Sept. 24, 1994 4,918,000  $49   $15,425     -         -    $(425)   $19,227  $34,276
  Restricted stock
    grants                 56,099    1       285     -         -     (286)      -        -
  Stock loan grants          -       -      - 	      -         -     (185)      -        (185)
  Amortization of
    deferred comp-
    ensation                 -       -      -        -         -      224       -         224
  Purchases of treasury
    stock                    -       -      -    (100,000)    (869)    -        -        (869)
  Net income                 -       -      -        -         -       -       4,651    4,651
                        ---------   --    ------  -------    -----    ---     ------   ------
BALANCE, Sept. 30, 1995 4,974,099   50    15,710 (100,000)    (869)  (672)    23,878   38,097
  Stock loan grants          -       -      -        -         -      (32)      -         (32)
  Amortization of
    deferred comp-
    ensation                 -       -      -        -         -      283       -         283
  Purchases of treasury
    stock                    -       -      -    (173,000)  (1,296)    -        -      (1,296)
  Net income                 -       -      -        -         -       -          58       58
                        ---------   --    ------  -------    -----    ---     ------   ------
BALANCE, Sept. 28, 1996 4,974,099   50    15,710 (273,000)  (2,165)  (421)    23,936   37,110
  Tax effect of
    restricted stock
    recognized differ-
    ently for financial
    reporting and tax
    purposes                 -       -       (66)    -         -       -        -         (66)
  Amortization of
    deferred comp-
    ensation                 -       -      -        -         -      251       -         251
  Issuance of stock         3,889    -        21     -         -       -        -          21
  Purchases of treasury
    stock                    -       -      -     (77,976)    (473)    -        -        (473)
  Net income (loss)          -       -      -        -         -       -      (2,632)  (2,632)
                        ---------   --    ------  -------    -----    ---     ------   ------
BALANCE, Sept. 27, 1997 4,977,988  $50   $15,665 (350,976) $(2,638) $(170)   $21,304  $34,211

	See notes to consolidated financial statements


	KENTUCKY ELECTRIC STEEL, INC.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Dollars in Thousands)

                                                                    Year Ended
                                                       September    September    September
                                                        30, 1995     28, 1996     27, 1997
Cash Flows From Operating Activities:
  Net income (loss)                                     $ 4,651      $   58       $(2,632)
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization                       1,564        2,769        3,737
      Gain on involuntary conversion of equipment          -            (369)        -
      Change in deferred taxes                            1,927          618         (896)
      Change in other                                      (141)        (257)        (158)
      Changes in current assets and
        current liabilities:
          Accounts receivable                               445          815          536
          Insurance claim receivable                       -            -            (900)
          Inventories                                    (3,055)         838          829
          Operating supplies and other
            current assets                                 (830)         206          265
          Refundable income taxes                           114          (88)        (360)
          Deferred tax assets                               (79)        (487)         223
          Accounts payable                                1,138          (81)         763
          Accrued liabilities                              (455)         (74)          61
          Environmental liabilities                        -            -             982
                                                         ------       ------        -----
          Net cash flows from operating activities        5,279        3,948        2,450
                                                         ------       ------        -----
Cash Flows From Investing Activities:
  Proceeds from involuntary conversion of equipment        -             912         -
  Capital expenditures                                  (16,647)     (10,509)      (3,226)
  Change in capital expenditures payable                  1,772         (672)      (1,858)
                                                         ------       ------       ------
          Net cash flows from investing activities      (14,875)     (10,269)      (5,084)
                                                         ------       ------       ------
Cash Flows From Financing Activities:
  Net advances (repayments) on line of credit            11,131       (3,585)       3,089
  Repayments on long-term debt                           (1,839)      (9,001)        -
  Proceeds from long-term debt borrowings                  -          20,000         -
  Issuance of common stock                                 -            -              21
  Purchases of treasury stock                              (869)      (1,296)        (473)
                                                         ------       ------       ------
          Net cash flows from financing activities        8,423        6,118        2,637
                                                         ------       ------       ------
          Net increase (decrease) in cash
            and cash equivalents                         (1,173)        (203)           3
Cash and Cash Equivalents at Beginning of Period          1,500          327          124
                                                         ------       ------       ------
Cash and Cash Equivalents at End of Period              $   327      $   124      $   127

Interest Paid, net of amount capitalized                $   566      $   884      $ 2,142

Income Taxes Paid                                       $ 1,326      $   376      $  -

	See notes to consolidated financial statements


	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Nature of Operations

Kentucky Electric Steel, Inc. (KESI or the Company) owns and operates a steel mini-mill near Ashland, Kentucky. The Company manufactures special bar quality alloy and carbon steel bar flats to precise customer specifications for sale in a variety of niche markets. KESI was capitalized in an initial public offering of its common stock on October 6, 1993.

(2)  Summary of Significant Accounting Policies

	Principles of Consolidation
	The consolidated financial statements include the accounts of Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, which was formed in October 1996 to finance the ladle metallurgy facility. All significant intercompany accounts and transactions have been eliminated.

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

 	Cash and Cash Equivalents
Cash includes currency on-hand and deposits with financial institutions. Cash equivalents consist of investments with maturities of three months or less. Amounts are stated at cost, which approximates market value.


Inventories
Inventory costs include material, labor and manufacturing overhead. Inventories are valued at the lower of average cost or market.

Property, Plant and Equipment and Depreciation
Property, plant and equipment is recorded at cost, less accumulated depreciation. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally 3 to 12 years for machinery and equipment and 15 to 30 years for buildings and improvements. Depreciation for income tax purposes is computed using accelerated methods. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for equipment renewals which extend the useful life of any asset are capitalized. The Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

The Company capitalizes interest costs as part of the historical cost of acquiring major capital assets. Interest costs of $262,000 and $11,000 were capitalized for the year ended September 28, 1996 and September 27, 1997, respectively.

Income Taxes
The Company accounts for income taxes pursuant to the asset and liability method. Deferred tax assets and liabilities are recognized based upon the estimated increase or decrease in taxes payable or refundable in future years expected to result from reversal of temporary differences and utilization of carryforwards which exist at the end of the current year. Temporary differences represent the differences between the financial statement carrying amount of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates scheduled to apply to taxable income in the years in which the temporary differences are expected to be settled, and are adjusted in the period of enactment for the effect of a change in tax law or rates.

Recent Accounting Pronouncements
	In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No. 128) Earnings Per Share. This Statement replaces the presentation of primary E.P.S. with a presentation of basic E.P.S. and requires dual presentation of basic and diluted E.P.S. on the face of the income statement for all entities with complex capital structures. The Company will adopt SFAS No. 128 during the first quarter of fiscal 1998. Applying the provisions of SFAS No. 128, basic and diluted earnings per share for the fiscal years 1995, 1996, and 1997 would have been the same as previously reported.

	In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS No. 130) "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company currently has no items of other comprehensive income; therefore, SFAS No. 130 does not currently apply. The Company is required to adopt SFAS No. 130 effective with the fiscal year ending September 25, 1999.

	In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (SFAS No. 131) "Disclosures about Segments of an Enterprise and
Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management is currently evaluating the provisions of this statement to determine its impact upon current reporting. The Company is required to adopt SFAS No. 131 effective with the fiscal year ending September 25, 1999.

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

 (3)  Inventories

Inventories at September 28, 1996 and September 27, 1997 consist of the following ($000's):

                                                      1996         1997
              Raw materials                         $  4,069     $  3,280
              Semi-finished and finished goods        13,298       13,258
                Total inventories                   $ 17,367     $ 16,538


(4)	Insurance Claim Receivable and Environmental Liabilities

	The Company's melt shop operations were shut down for twelve days during the third quarter of fiscal 1997 in order to decontaminate its baghouse facilities after detection of a radioactive substance in the baghouse dust, a by-product of the melting process. The financial statements include a receivable of $.9 million which represents the estimated balance due from the insurance carrier on the total projected reimbursement of $6.7 million, which reimburses the costs incurred in the radiation contamination clean-up, the disposal cost, and business interruption. To date, the Company has received $5.8 million from the insurance carrier for payment of costs incurred.

	The $1.0 million in environmental liabilities recorded as a current liability on the balance sheet represents final payment due an environmental services company for treatment and disposal of the contaminated baghouse dust.
 Payment for the disposal will occur within the next twelve months. Although it is possible that the ultimate disposal costs may change from current estimates, the effect of the change, if any, is not expected to be material to the financial statements due to the Company having appplicable insurance coverage.

(5)  Accrued Liabilities

     Accrued liabilities at September 28, 1996 and September 27, 1997 consist of the following ($000's):

                                                      1996         1997
     Accrued payroll and related liabilities        $  1,442     $  1,431
     Accrued insurance and workers' compensation         950        1,085
     Accrued interest payable                            697          679
     Other                                               550          505
                                                    $  3,639     $  3,700


(6)  Long-Term Debt

Long-term debt of the Company at September 28, 1996 and September 27, 1997 consists of the following ($000's):

                                                      1996          1997
         Unsecured senior notes, due in equal
           annual installments from November
           2000 through 2005, interest at 7.66%     $ 20,000     $ 20,000
         Other                                           125          125
                                                      20,125       20,125
         Less - Current portion                         (125)        (125)
                                                    $ 20,000     $ 20,000


	The unsecured senior notes require no principal payments for the first five years. Principal payments commence on November 1, 2000 and are due in equal annual installments over six years. These notes bear interest at the rate of 7.66% per annum, with interest paid semi-annually.

	The Company has a $17.5 million unsecured bank credit facility. Borrowings are limited to defined percentages of eligible inventory and accounts receivable. Interest on borrowings accrue at the rate of LIBOR plus 1.35% or the higher of the prime rate minus 1/2%.

	The notes and bank credit facility contain restrictive covenants, which include, among other restrictions, a maximum ratio of total funded debt to total capitalization, a minimum fixed charge coverage ratio, a minimum net worth requirement and restrictions on the payment of dividends.

As of September 27, 1997, approximately $10.6 million was outstanding under the bank credit facility, approximately $1.6 million was utilized to collateralize various letters of credit and $3.8 million was available for additional borrowings. The weighted average interest rate on short term borrowings as of September 28, 1996 and September 27, 1997 were 7.5% and 7.3%, respectively.

	The Company's unsecured senior notes and bank credit facility agreements were amended, effective December 28, 1996, to reduce the required fixed charge coverage ratio, increase the minimum net worth requirement and revise other miscellaneous provisions of the agreements. In connection with the amendment, the amount of the Company's unsecured bank credit facility was reduced from $24.5 million to $17.5 million. With this amendment, the Company continues to be in compliance with the financial covenants and management believes it is probable that the Company will continue to be in compliance with the amended covenants.

The estimated fair value of the Company's unsecured senior notes is estimated using discounted cash flow analysis, based upon the estimated market rate as of September 27, 1997. The fair value of the unsecured senior notes was approximately $19.7 million as of September 27, 1997.

(7)  Significant Customers and Foreign Sales

The Company grants trade credit to customers within the markets it serves, the most significant of these are the leaf-spring suspension and cold drawn bar converter markets. Sales to the leaf-springs suspension market represented 32.0%, 25.3%, and 18.6% of total sales for 1995, 1996 and 1997, respectively. Sales to the cold drawn bar converter market represented 15.7%, 19.3%, and 29.2% of total sales for 1995, 1996, and 1997, respectively.

One company, through several wholly-owned subsidiaries which are customers of the Company, represented 16.2%, 11.7% and 9.6% of net sales in fiscal 1995, 1996 and 1997, respectively. Another customer, through two wholly-owned subsidiaries which are customers of the Company, accounted for 14.0% of net sales in fiscal 1997. No other customer accounted for more than 10% of net sales.

The Company's foreign sales represented 6.3%, 8.8%, and 8.5% of total sales for 1995, 1996 and 1997, respectively.


(8)	Income Taxes

The provision (credit) for income taxes consists of the following
($000's):

                                          1995         1996         1997
          Current:
            Federal                     $   916      $(2,510)     $  (900)
            State                          -            (379)        -
                                            916       (2,889)        (900)
          Deferred:
            Federal                       1,616        2,541         (498)
            State                           280          383         (201)
                                          1,896        2,924         (699)
          Total provision (credit)
            for income taxes            $ 2,812      $    35      $(1,599)


The provision (credit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons ($000's):

                                           1995         1996        1997

       Income tax provision (credit) at
         Statutory tax rate of 34%      $ 2,537      $    32      $(1,438)
       State income taxes, net of
         federal effect                     185            1         (103)
       Other, net                            90            2          (58)
                                   $ 2,812      $    35      $(1,599)


The components of the net deferred tax asset at September 28, 1996 and September 27, 1997 are as follows ($000's):

                                                Sept. 28,     Sept. 27,
                                                   1996          1997

          Deferred tax components:
            Property, plant and equipment        $ 3,323       $ 1,126
            Intangibles                            2,949         2,737
            AMT credit carryforwards               2,023         1,197
            NOL carryforward                       1,604         4,682
            Other                                   (275)          555
                                                   9,624        10,297
            Valuation allowance                   (2,681)       (2,681)

               Net deferred tax assets           $ 6,943       $ 7,616



For Federal income tax purposes the Company has alternative minimum tax carryforwards of approximately $1.2 million, which are not limited by expiration dates. The Company also has gross operating tax loss carryforwards of approximately $13.8 million which expire beginning in 2011. The Company has recorded deferred tax assets related to these carryforwards.

The realization of deferred tax assets is dependent in part upon generation of sufficient future taxable income. Management has considered the levels of currently anticipated pre-tax income in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical pre-tax income levels, the nature of certain events which adversely affected operations in fiscal 1996 and 1997, the results of operations in the third and fourth quarters of fiscal 1997, and other factors, management believes it is more likely than not that the net deferred tax asset, after consideration of the valuation allowance which has been established, will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

(9)  Profit Sharing Plans

The Company has established profit sharing plans for its bargaining unit (hourly) and salaried employees. Generally, the plans require mandatory contributions of five percent of pretax profits (with a guaranteed minimum based on hours worked) for the hourly employees, and an additional discretionary contribution set by the Board of Directors for salaried employees. Expense for contributions was approximately $751,000, $213,000, and $219,000 in 1995, 1996 and 1997, respectively.

(10)  Stock Option/Restricted Stock Plan

The Company has Employee Stock Option/Restricted Stock Plans which provide shares of common stock for awards to eligible employees in the form of stock options and restricted stock. Awards under the plans may be made to any officer or other key employees of the Company. The options became exercisable on a pro rata basis over a period of four years beginning one year after the grant date, except for options issued in conjunction with the initial public offering, which become exercisable over a three year period which began on approval by the shareholders of the 1993 Employee Stock Option/Restricted Stock Plan in February 1994. All unexercised options expire ten years after the date of grant. Option and restricted stock prices range from $5.56 to $12.31 per share.

The plans also provide for the issuance of restricted stock. The restricted shares vest three years after the grant date. During 1994 in connection with the initial public offering, 18,000 restricted shares were granted and issued, and vest on a pro rata basis over a period of four years beginning one year after the grant date. Compensation expense of $240,000 and $208,000 was recognized in fiscal 1996 and 1997, respectively, as a result of amortization of restricted stock grants over the vesting periods. The unamortized portion of the restricted stock is reflected in deferred compensation and was $261,000 and $53,000 as of September 28, 1996 and September 27, 1997, respectively.


A summary of transactions in the plans for fiscal 1996 and 1997 are as follows:

                                        1996                 1997
                                           Weighted-            Weighted-
                                                 Average              Average
                                       Stock     Exercise    Stock    Exercise
                                       Options    Price      Options    Price


	Options outstanding,
       beginning of year               240,284    $11.06     327,976   $10.11
     Options granted                    91,192      7.63      89,192     5.56
     Options forfeited                  (3,500)    10.49     (12,000)    9.69
                                       -------     -----     -------    -----
     Options outstanding, end of year  327,976    $10.11     405,168   $ 9.12

     Options exercisable, end of year  102,009    $11.50     186,505   $10.96

Restricted shares granted            -                     -

     Options and restricted shares
       available for grant              87,925                10,733


The 1993 Transition Stock Option Plan (the "Transition Plan") was approved by the shareholders in 1994. The Transition Plan was designed to substitute KESI stock options for previously issued NS Group stock options. KESI incentive stock options for 186,539 shares of Common Stock were issued in 1994, with exercise prices varying from $8.76 per share to $20.86 per share.
A summary of transactions in the plan for fiscal 1996 and 1997 are as follows:

                                             1996                 1997

                                                Weighted-            Weighted-
                                                 Average              Average
                                      Stock     Exercise    Stock    Exercise
                                      Options     Price     Options    Price


     Options outstanding,
       beginning of year               177,422    $14.02    169,430   $14.00
     Options granted                      -          -         -         -
     Options forfeited                  (7,992)    14.35    (10,728)   13.06
                                       -------     -----    -------    -----
     Options outstanding, end of year  169,430    $14.00    158,702   $14.06

     Options exercisable, end of year  149,814    $14.69    149,720   $14.38


	The Financial Accounting Standard Board issued Statement No. 123 (SFAS No. 123) related to accounting for stock based compensation. The statement encourages the use of the fair value based method to measure compensation cost for stock-based employee compensation plans. As permitted, the Company continues to account for its stock-based compensation plans using the intrinsic value method in accordance with APB Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for the Company's Employee Stock Option Plan for fiscal years 1996 and 1997. Had compensation cost for the stock options granted in fiscal 1996 and 1997 been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123, pro forma net income and earnings per share would have been a net loss of $192,000 and loss per share of $.04 for fiscal 1996 and a net loss of $2.8 million and $.61 per share for fiscal 1997. These pro forma disclosures are not likely to be representative of the effect on reported net income and earnings per share for future years since current options vest over a three to four year period and additional options are generally granted each year. The weighted-average fair value of options granted in fiscal 1996 and fiscal 1997 was $4.38 and $3.15 per share, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions: weighted average risk free interest rate of 6.96% for fiscal 1996 and 6.59% for fiscal 1997, weighted average volatility of 38.4%, expected life of eight years and zero dividends.

	The following table summarizes information about stock options outstanding at September 27, 1997 under the Employee Stock Option/Restricted Stock Plans and the Transition Plan:

                        Options Outstanding             Options Exercisable
                              Weighted-
                               Average    Weighted-                Weighted-
                    Number    Remaining    Average      Number      Average
  Range of       Outstanding  Contractual  Exercise   Exercisable   Exercise
Exercise Prices  at 9/27/97      Life       Price     at 9/27/97     Price

Employee Stock Option/Restricted Stock Plans:

$ 5.56 -  7.63     176,384    9.12 Years    $ 6.58      21,797      $ 7.63
  9.13 - 12.31     228,784    7.01 Years     11.08     164,708       11.40
  ------------     -------    ----------     -----     -------       -----
  5.56 - 12.31     405,168    7.92 Years      9.12     186,505       10.96

Transition Plan:

  8.76 -  9.05      69,810    4.86 Years      8.86      60,828        8.88
 14.40 - 20.86      88,892    1.18 Years     18.15      88,892       18.15
 -------------     -------    ----------     -----     -------       -----
$ 8.76 - 20.86     158,702    2.80 Years    $14.06     149,720      $14.38

The Company has a key employees' stock loan plan which provides for the granting of loans to eligible employees for the purchase of the Company's common stock in the open market. Under the terms of the plan, the loans are forgiven, and the related amounts expensed, on a pro-rata basis over a five-year period of service beginning at the date of grant. The unamortized balance due from eligible employees under the plan is reflected as deferred compensation and shown as a deduction of shareholders' equity and was $160,000 and $117,000 as of September 28, 1996 and September 27, 1997, respectively.
In fiscal 1996 and fiscal 1997, the Company recognized $43,000 each year of compensation expense related to the plan.

	During 1997, the Board of Directors established the Kentucky Electric Steel, Inc. Share Plan for Non-Employee Directors (the "Plan"), which provides for the issuance of stock in lieu of cash for director services. Under the Plan, 25,000 shares were authorized for issuance. The Plan provides for issuance of common stock for at least 60% of the fees payable with respect to the applicable meeting for each Non-Employee Director. During fiscal 1997, 3,889 shares were issued at stock prices ranging from $5.13 to $5.50 per share.



(11)  Shareholders' Equity

Each share of common stock outstanding (and each share of common stock issued prior to the occurrence of certain events) carries with it one Preferred Stock Purchase Right (a Right) to purchase at a price of $40, one-hundredth of a share of Series A Junior Participating Preferred Stock. The Rights are exercisable only if a person or group acquires or announces a tender offer which would result in ownership of 20% or more of the common stock. The Company can redeem the Rights for $.01 per Right at any time prior to the time a person or group acquires 20% or more of the Company's shares.

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

(12)  Commitments and Contingencies

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

The Company generates both hazardous wastes and non-hazardous wastes which are subject to various governmental regulations. Estimated costs to be incurred in connection with environmental matters are accrued when the prospect of incurring costs for testing or remedial action is deemed probable.
 The Company is not aware of any asserted or unasserted environmental claims against the Company and no accruals for such matters have been recorded in the accompanying balance sheets except as disclosed in Note 4. However, discovery of unknown conditions could result in the recording of accruals in the periods in which they become known.


(13)  Quarterly Financial Data (Unaudited)

Quarterly results of operations (in thousands, except per share amounts) for fiscal 1996 and fiscal 1997 are as follows:

                                    First      Second      Third      Fourth
                                  Quarter    Quarter     Quarter     Quarter

1996
Net sales                        $  23,688   $  24,625   $  26,483  $  23,524
Gross profit                     $   2,576   $   2,447   $   2,669  $     845
Net income (loss)                $     162   $     243   $     319  $    (666)
Net income (loss)
  per common share               $     .03   $     .05   $     .07  $    (.14)
Weighted average shares
  outstanding                    4,871,140   4,828,055   4,790,885  4,729,566

1997
Net sales                        $  23,382   $  23,159   $  22,724  $  25,387
Gross profit (loss)              $     (14)  $    (456)  $   2,370  $   2,760
Net income (loss)                $  (1,384)  $  (1,659)  $      45  $     366
Net income (loss)
  per common share               $    (.30)  $    (.36)  $     .01  $     .08
Weighted average shares
  outstanding                    4,658,691   4,626,639   4,622,062  4,626,414

	REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Kentucky Electric Steel, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Kentucky Electric Steel, Inc.'s annual report on Form 10-K, and have issued our report thereon dated October 24, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



      Arthur Andersen LLP


Cincinnati, Ohio,
October 24, 1997

                                                                  SCHEDULE II



	KENTUCKY ELECTRIC STEEL, INC.

	VALUATION AND QUALIFYING ACCOUNTS

	(Dollars in Thousands)


                                                 Reserves Deducted
                                                              from Assets in
                                                               Balance Sheets
                                                               Allowance for
                                                                 Doubtful
                                                                Accounts (1)



       BALANCE, September 24, 1994 ..........................     $  355
        Additions:
           Charged to costs and expenses ....................        507
        Deductions:
           Net charge-off of accounts deemed uncollectible ..       (237)
                                                                     ---
       BALANCE, September 30, 1995 ..........................     $  625
         Additions:
           Charged to costs and expenses ....................        651
        Deductions:
           Net charge-off of accounts deemed uncollectible ..       (886)
                                                                     ---
       BALANCE, September 28, 1996 ..........................     $  390
         Additions:
           Charged to costs and expenses ....................        120
        Deductions:
           Net charge-off of accounts deemed uncollectible ..        (40)
                                                                     ---
        BALANCE, September 27, 1997 .........................     $  470


(1)  Deducted from accounts receivable.

</DOCUMENT