Form 10-Q
period 1997-12-27
KENTUCKY ELECTRIC STEEL INC /DE/
filed 1998-02-09
CIK 910394

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 27, 1997

	OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________.

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


	YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 1998, is as follows:

4,625,361 shares of voting common stock, par value $.01 per share.




	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


	TABLE OF CONTENTS

                                                                        Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

 	      Condensed Consolidated Balance Sheets .................        3

            Condensed Consolidated Statements of Operations .......        4

            Condensed Consolidated Statements of Cash Flows .......        5

            Notes to Condensed Consolidated Financial Statements ..     6-8


   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations .................     9-10


PART II.    OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K ......................       11


            SIGNATURES  ...........................................       12


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Dollars in Thousands)
                                             (Unaudited)
                                                              Dec. 27,      Sept. 27,
                                                               1997            1997
                       ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                               $    126        $    127
     Accounts receivable, less allowance for doubtful
       accounts and claims of $435 at December 27, 1997
       and $470 at September 27, 1997                          13,178          11,577
     Insurance claim receivable                                   900             900
     Inventories                                               19,486          16,538
     Operating supplies and other current assets                5,670           4,802
     Refundable income taxes                                      900             900
     Deferred tax assets                                          418             457
                                                              -------         -------
       Total current assets                                    40,678          35,301
                                                              -------         -------
   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                         4,448           4,448
     Machinery and equipment                                   40,723          40,301
     Construction in progress                                   2,376           2,012
     Less - accumulated depreciation                          (12,099)        (11,229)
                                                              -------         -------
          Net property, plant and equipment                    35,448          35,532
                                                              -------         -------
   DEFERRED TAX ASSETS                                          7,172           7,159
                                                              -------         -------
   OTHER ASSETS                                                   827             778
                                                              -------         -------
          Total assets                                       $ 84,125        $ 78,770
        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit                              $ 14,730        $ 10,635
     Accounts payable                                          10,114           7,977
     Capital expenditures payable                                 821             547
     Accrued liabilities                                        2,423           3,700
     Environmental liabilities                                    982             982
     Current portion of long-term debt                            125             125
                                                              -------         -------
          Total current liabilities                            29,195          23,966
                                                              -------         -------
   LONG-TERM DEBT                                              20,000          20,000
                                                              -------         -------
   OTHER LIABILITIES                                              647             593
                                                              -------         -------
          Total liabilities                                    49,842          44,559
                                                              -------         -------
   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued                       -               -
     Common stock, $.01 par value, 15,000,000
       shares authorized, 4,979,905 and 4,977,988
       share issued, respectively                                  50              50
     Additional paid-in capital                                15,679          15,665
     Less treasury stock - 354,544 and 350,976
       shares at cost, respectively                            (2,663)         (2,638)
     Deferred compensation                                       (128)           (170)
     Retained earnings                                         21,345          21,304
                                                              -------         -------
          Total shareholders' equity                           34,283          34,211
                                                              -------         -------
          Total liabilities and shareholders' equity         $ 84,125        $ 78,770

	See notes to condensed consolidated financial statements

  KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in Thousands, Except Per Share Data)
	(Unaudited)


                                                             Three Months Ended
                                                          Dec. 27,        Dec. 28,
                                                            1997            1996

NET SALES                                                $  26,020       $  23,382
COST OF GOODS SOLD                                          23,680          23,396
                                                           -------         -------
       Gross profit (loss)                                   2,340             (14)

SELLING AND ADMINISTRATIVE EXPENSES                          1,688           1,725
                                                           -------         -------
       Operating income (loss)                                 652          (1,739)

INTEREST INCOME AND OTHER                                       10               5
INTEREST EXPENSE                                              (595)           (494)
                                                           -------         -------
       Income (loss) before income taxes                        67          (2,228)

PROVISION (CREDIT) FOR INCOME TAXES                             26            (844)
                                                           -------         -------
       Net income (loss)                                  $     41        $ (1,384)

NET INCOME (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED                                       $    .01        $   (.30)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC              4,626,383       4,658,691

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED            4,643,073       4,658,691

              See notes to condensed consolidated financial statements

	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Dollars in Thousands)
	(Unaudited)

                                                                Three Months Ended
                                                           Dec. 27,           Dec. 28,
                                                             1997               1996
Cash Flows From Operating Activities:
  Net income (loss)                                       $     41           $ (1,384)
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization                            917                894
      Change in deferred taxes                                 (13)            (1,248)
      Change in other                                         -                   (20)
      Change in current assets and current
        liabilities:
          Accounts receivable                               (1,601)             1,404
          Inventories                                       (2,948)               931
          Operating supplies and other
            current assets                                    (868)              (366)
          Deferred tax assets                                   39                404
          Accounts payable                                   2,137                294
          Accrued liabilities                               (1,277)            (1,135)
                                                           -------            -------
          Net cash flows from operating activities          (3,573)              (226)
                                                           -------            -------
Cash Flows From Investing Activities:
  Capital expenditures                                        (786)              (920)
  Change in capital expenditures payable                       274               (514)
                                                           -------            -------
          Net cash flows from investing activities            (512)            (1,434)
                                                           -------            -------
Cash Flows From Financing Activities:
  Net advances on line of credit                             4,095              2,106
  Purchases of treasury stock                                  (25)              (443)
  Issuance of common stock                                      14               -
                                                           -------            -------
          Net cash flows from financing activities           4,084              1,663
                                                           -------            -------
          Net increase (decrease) in cash and
            cash equivalents                                    (1)                 3

Cash and Cash Equivalents at Beginning of Period               127                124
                                                           -------            -------
Cash and Cash Equivalents at End of Period                $    126           $    127

Interest Paid, net of amount capitalized                  $    957           $    870

Income Taxes Paid                                         $   -              $    -

	See notes to condensed consolidated financial statements


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements represent Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, (the Company). KESI Finance Company was formed in October 1996 to finance the Ladle Metallurgy Project. All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 27, 1997, are not necessarily indicative of the results that may be expected for the year ending September 26, 1998.
 For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 1997.


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

The Company capitalizes interest costs as part of the historical cost of constructing major capital assets. Interest cost of $7,834 was capitalized for the quarter ended December 28, 1996.


(3)  Inventories

Inventories at December 27, 1997 and September 27, 1997 consist of the following ($000's):
                                            Dec.  27,       Sept. 27,
                                          1997           1997

      Raw materials                         $  3,147        $  3,280
      Semi-finished and finished goods        16,339          13,258
        Total inventories                   $ 19,486        $ 16,538


(4)  Long-Term Debt

The Company bank credit facility was amended effective December 19, 1997. This amendment increased the bank credit facility from $17.5 million to $24.5 million and extended the maturity date to January 31, 2001.


(5)	Earnings Per Share

	Statement of Financial Accounting Standards No. 128 (SFAS No. 128) related to earnings per share requires dual presentation of basic and diluted E.P.S. on the face of the income statement for all entities with complex capital structures. The Company adopted SFAS No. 128 during the first quarter of fiscal 1998. The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                            For the Three             For the Three
                            Months Ended              Months Ended
                           December 27, 1997         December 28, 1996
                                       Per                        Per
                       Income             Share  Income              Share
                       (Loss)   Shares    Amount (Loss)    Shares    Amount

Basic Earnings Per Share
  Income (loss) available
  to common stockholders $ 41   4,626,383   $.01 $(1,384)  4,658,691 $(.30)
Effect of Dilutive Securities
  Options                   -      16,690           -           -
Diluted Earnings Per Share
  Income (loss) available to
    common stockholders plus
    assumed conversions  $ 41   4,643,073   $.01 $(1,384)  4,658,691 $(.30)


	The Company had transition stock options of 147,184 and 168,821 as of December 27, 1997 and December 28, 1996, respectively. The options have exercise prices ranging from $8.76 to $20.86 per share which exceeded the average market price as of December 27, 1997 and as of December 28, 1996 and therefore weren't included in the computation of diluted earnings per share. These options expire beginning July 14, 1998 through February 18, 2003.

	The Company also had options of 315,976 and 327,976 as of December 27, 1997 and December 28, 1996, respectively. These options have exercise prices ranging from $7.63 to $12.31 per share which exceeded the average market price as of December 27, 1997 and December 28, 1996 and therefore weren't included in the computation of diluted earnings per share. These options expire beginning October 6, 2003 through May 8, 2006.


(6)  Insurance Claim Receivable and Environmental Liabilities

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

The $1.0 million in environmental liabilities recorded as a current liability on the balance sheet represents final payment due an environmental services company for treatment and disposal of the contaminated baghouse dust. Payment for the disposal will occur within the next twelve months. Although it is possible that the ultimate disposal costs may change from current estimates, the effect of the change, if any, is not expected to be material to the financial statements due to the Company having applicable insurance coverage.


(7)  Commitments and Contingencies

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

The Company generates both hazardous wastes and non-hazardous wastes which are subject to various governmental regulations. Estimated costs to be incurred in connection with environmental matters are accrued when the prospect of incurring costs for testing or remedial action is deemed probable. The Company is not aware of any material asserted or unasserted environmental claims against the Company and no accruals for such matters have been recorded in the accompanying balance sheets except as disclosed in Note 6. However, discovery of unknown conditions could result in the recording of accruals in the periods in which they become known.

<PAGE



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

Net Sales. Net sales increased $2.6 million (11.3%) in the first quarter of fiscal 1998 to $26.0 million, as compared to $23.4 million for the first quarter of fiscal 1997. The increase in net sales is attributed to a 6.1% increase in shipments, an increase in average selling price and to a lesser extent a change in product mix. The increase in shipments resulted from the continued increases in productivity during the first quarter of fiscal 1998. The increase in average selling price is attributed to the price increases implemented on many products during fiscal 1997, primarily in the third quarter.

Cost of Goods Sold. Cost of goods sold increased $.3 million (1.2%) in the first quarter of fiscal 1998 to $23.7 million, as compared to $23.4 million for the first quarter of fiscal 1997. As a percentage of net sales, cost of goods sold decreased from 100.1% for the first quarter of fiscal 1997 to 91.0% for the first quarter of fiscal 1998. The increase in cost of goods sold reflects the 6.1% increase in shipments offset by a decrease in per ton conversion cost. The decrease in per ton conversion cost resulted from the significant improvements in productivity during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997, offset slightly by an increase in scrap costs. The Company recently achieved production records in both the melt shop and rolling mill, reflecting productivity improvement from the capital projects. Also favorably impacting conversion costs, although to a lesser degree, were decreases in health benefit cost and workers compensation.

Gross Profit (Loss). As a result of the above, the first quarter of fiscal 1998 reflected a gross profit of $2.3 million as compared to a loss of $14,000 for the first quarter of fiscal 1997. As a percentage of net sales, gross profit increased from (.1%) for the first quarter of fiscal 1997 to 9.0% for the first quarter of fiscal 1998.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses decreased by approximately $37,000 for the three months ended December 27, 1997 as compared to the comparable period in fiscal 1997. As a percentage of net sales, such expenses decreased from 7.4% for the three months ended December 28, 1996 to 6.5% for the three months ended December 27, 1997. The decrease, as a percentage of sales, is primarily the result of an increase in net sales (as discussed above) for the quarter ended December 27, 1997.

Operating Income (Loss). For the reasons described above, operating income increased by $2.4 million from an operating loss of $1.7 million in the first quarter of fiscal 1997 to an operating income of $.7 million in the first quarter of fiscal 1998. As a percentage of net sales, operating income
(loss) increased from (7.4%) in the first quarter of 1997 to 2.5% in the first quarter of 1998.


Interest Expense. Interest expense increased by $.1 million for the three months ended December 27, 1997 from $.5 million for the first quarter of fiscal 1997 to $.6 million for the first quarter of fiscal 1998. The increase is the result of additional borrowings on the Company's line of credit.

Net Income (Loss). As a result of the above, net income increased by $1.4 million for the three months ended December 27, 1997 from a net loss of $1.4 million for the first quarter of fiscal 1997 to $41,000 for the first quarter of fiscal 1998.


Liquidity and Capital Resources.

	The cash flows used by operating activities were $3.6 million for the first quarter of fiscal 1998 as compared to $.2 million for the first quarter of fiscal 1997. First quarter of fiscal 1998 operating cash flows reflect the increases in accounts receivable and inventories (due primarily to the increased level of sales and production) and the decrease in accrued liabilities, which have been slightly offset by an increase in accounts payable. The decrease in accrued liabilities is attributed to the payment of interest on long-term debt, the annual deposit of profit sharing and 401K matching funds with the trustee, and a reduction in the workers compensation accrual. First quarter of fiscal 1997 operating cash flows were negatively impacted by the net loss and a decrease in accrued liabilities, which were offset due to a decrease in accounts receivable and inventories.

	The cash flows used by investing activities were $.5 million for the first quarter of fiscal 1998 as compared to $1.4 million for the first quarter of fiscal 1997. The cash flows used by investing activities consist of $.8 million in capital expenditures offset somewhat by an increase in capital expenditures payable of $.3 million for the first fiscal quarter of 1998. The cash flows used by investing activities for the first quarter of fiscal 1997 consist of capital expenditures of $.9 million and a reduction in capital expenditures payable of $.5 million.

The cash flows provided from financing activities were $4.1 million for the first quarter of fiscal 1998 as compared to $1.7 million for the first quarter of fiscal 1997. The cash flows provided from financing activities for the first quarter of fiscal 1998 reflect net advances of $4.1 million on the Company's line of credit which were used primarily for the working capital needs discussed above. The cash flows provided from financing activities for the first quarter of fiscal 1997 reflect net advances of $2.1 million on the Company's line of credit and $.4 million used for the purchase of treasury stock.


Working capital at December 27, 1997 was $11.5 million as compared to $11.3 million at September 27, 1997, and the current ratio was 1.4 to 1.0 as compared to 1.5 to 1.0.

The Company's primary ongoing cash requirements are for working capital needs. The two sources for the Company's liquidity are internally generated funds and its bank credit facility. The Company has $14.7 million in borrowings outstanding on its line of credit as of December 27, 1997. The Company believes that the unused portion of its $24.5 million bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs.


Outlook

	Management continues to see strength in both demand and pricing for the Company's products as exhibited by current bookings. The Company has recently achieved production records in both the melt shop and rolling mill, reflecting productivity improvement from the capital projects. The benefits from these projects and continued market strength makes management optimistic about the future.


Forward-Looking Statements

The matters discussed or incorporated by reference in this Report on Form
10-Q that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involve risks and uncertainities. These risks and uncertainities include, but are not limited to, the reliance on truck and utility vehicle industry; excess industry capacity; product demand and industry pricing; volatility of raw material costs, especially steel scrap; intense foreign and domestic competition; management's estimate of niche market data; the cyclical and capital intensive nature of the industry; and cost of compliance with environmental regulations. These risks and uncertainities could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements



	PART II. - OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

A)  Exhibits
3.1  - Certificate of Incorporation of Kentucky Electric
       Steel, Inc., filed as Exhibit 3.1 to Registrant's
       Registration Statement on Form S-1 (No. 33-67140), and incorporated by reference herein.

                 3.2 -  By-Laws of Kentucky Electric Steel, Inc., filed
Exhibit 3.2 to Registrant's Registration Statement on Form S-1 (No. 33-67140), and incorporated by reference herein.

			4.6 -  Amendment No. 2 to Amended and Restated Loan
                    Agreement between Registrant and National City
                    Bank, Kentucky.

                 4.7  - Amendment No. 1 to Amended and Restated Export
                        Financing Agreement between Registrant and National City Bank, Kentucky.

                27    - Financial Data Schedule

B)  Reports on Form 8-K - None

	SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:  February 9, 1998                  KENTUCKY ELECTRIC STEEL, INC.
                                                   (Registrant)

                                              William J. Jessie
                                        William J. Jessie, Vice President,
                                        Secretary, Treasurer, and
                                        Principal Financial Officer