Form 10-Q
period 1998-03-28
KENTUCKY ELECTRIC STEEL INC /DE/
filed 1998-05-11
CIK 910394

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 28, 1998

	OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

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


	YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1998, is as follows:


4,626,561 shares of voting common stock, par value $.01 per share.




	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


	TABLE OF CONTENTS


                                                            Page

PART I.  FINANCIAL INFORMATION

 Item 1 - Financial Statements

    Condensed Consolidated Balance Sheets..................    3

    Condensed Consolidated Statements of Operations .......    4

    Condensed Consolidated Statements of Cash Flows .......    5

    Notes to Condensed Consolidated Financial Statements ..  6-8


 Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........... 9-11


PART II.    OTHER INFORMATION

 Item 6 - Exhibits and Reports on Form 8-K ................   12


            SIGNATURES  ...................................   13

<TABLE


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
                                                        Mar. 28,    Sept. 27,
                                                          1998         1997
   [S]                                                  [C]         [C]
                ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                          $    128    $    127
     Accounts receivable, less allowance for doubtful
       accounts and claims of $565 at March 28, 1998
       and $470 at September 27, 1997                     14,999      11,577
     Insurance claim receivable                              900         900
     Inventories                                          19,036      16,538
     Operating supplies and other current assets           5,492       4,802
     Refundable income taxes                                -            900
     Deferred tax assets                                     552         457

       Total current assets                               41,107      35,301

   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                    4,498       4,448
     Machinery and equipment                              41,047      40,301
     Construction in progress                              3,069       2,012
     Less - accumulated depreciation                     (12,978)    (11,229)

          Net property, plant and equipment               35,636      35,532

   DEFERRED TAX ASSETS                                     6,472       7,159

   OTHER ASSETS                                              984         778

          Total assets                                  $ 84,199    $ 78,770

        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit                         $ 15,393    $ 10,635
     Accounts payable                                      7,762       7,977
     Capital expenditures payable                            911         547
     Accrued liabilities                                   3,445       3,700
     Environmental liabilities                               982         982
     Current portion of long-term debt                       125         125

          Total current liabilities                       28,618      23,966

   LONG-TERM DEBT                                         20,000      20,000

   OTHER LIABILITIES                                         701         593

          Total liabilities                               49,319      44,559

   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued                  -           -
     Common stock, $.01 par value, 15,000,000
       shares authorized, 4,981,105 and 4,977,988
       share issued, respectively                             50          50
     Additional paid-in capital                           15,686      15,665
     Less treasury stock - 354,544 and 350,976
       shares at cost, respectively                       (2,663)     (2,638)
     Deferred compensation                                  (101)       (170)
     Retained earnings                                    21,908      21,304

          Total shareholders' equity                      34,880      34,211

          Total liabilities and shareholders' equity    $ 84,199    $ 78,770
[FN]
See notes to condensed consolidated financial statement


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)


                                   Three Months Ended      Six Months Ended
                                   Mar. 28,   Mar. 29,    Mar. 28,   Mar. 29,
                                     1998       1997        1998       1997

NET SALES                        $  29,610   $  23,159   $ 55,630   $ 46,541
COST OF GOODS SOLD                  26,187      23,615     49,867     47,011

  Gross profit (loss)                3,423        (456)     5,763       (470)

SELLING AND ADMINISTRATIVE EXPENSES  1,901       1,658      3,589      3,383

  Operating income (loss)            1,522      (2,114)     2,174     (3,853)

INTEREST INCOME AND OTHER               14           6         24         11
INTEREST EXPENSE                      (627)       (554)    (1,222)    (1,048)

  Income (loss) before
     income taxes                      909      (2,662)       976     (4,890)

PROVISION (CREDIT) FOR INCOME TAXES    346      (1,003)       372     (1,847)

  Net income (loss)               $    563    $ (1,659)  $    604   $ (3,043)

NET INCOME (LOSS) PER COMMON
  SHARE - BASIC AND DILUTED       $    .12    $   (.36)  $    .13   $   (.66)

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC            4,626,033   4,626,639  4,626,208  4,643,258

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED          4,630,520   4,626,639  4,631,502  4,643,258

See notes to condensed consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

                                                       Six Months Ended
                                               Mar. 28,       Mar. 29,
                                                      1998           1997
Cash Flows From Operating Activities:
  Net income (loss)                                 $    604       $ (3,043)
  Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
      Depreciation and amortization                    1,832          1,821
      Change in deferred taxes                           687         (1,417)
      Change in other                                   (113)           (88)
      Change in current assets and current
        liabilities:
          Accounts receivable                         (3,422)           927
          Inventories                                 (2,498)         2,210
          Operating supplies and other
            current assets                              (690)          (977)
          Refundable income taxes                        900           (411)
          Deferred tax assets                            (95)           371
          Accounts payable                              (215)         2,069
          Accrued liabilities                           (255)          (347)

          Net cash flows from operating activities    (3,265)         1,115

Cash Flows From Investing Activities:
  Capital expenditures                                (1,852)        (1,728)
  Change in capital expenditures payable                 364         (1,498)

          Net cash flows from investing activities    (1,488)        (3,226)

Cash Flows From Financing Activities:
  Net advances on line of credit                       4,758          2,574
  Purchases of treasury stock                            (25)          (463)
  Issuance of common stock                                21           -

          Net cash flows from financing activities     4,754          2,111

          Net increase in cash and
            cash equivalents                               1           -

Cash and Cash Equivalents at Beginning of Period         127            124

Cash and Cash Equivalents at End of Period          $    128       $    124

Interest Paid, net of amount capitalized            $  1,194       $  1,050

Income Taxes Paid                                   $   -          $   -


            See notes to condensed consolidated financial statements

<TEXT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements represent Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, (the Company). KESI Finance Company was formed in October 1996 to finance the Ladle Metallurgy Project. All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 28, 1998, are not necessarily indicative of the results that may be expected for the year ending September 26, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 1997.

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

The Company capitalizes interest costs as part of the historical cost of constructing major capital assets. Interest cost of $3,000 and $11,000 were capitalized for the quarter and the six months ended March 29, 1997.
No interest was capitalized for the quarter and six months ended March 28, 1998.


(3)  Inventories

	Inventories at March 28, 1998 and September 27, 1997 consist of the following ($000's):
                                        Mar. 28,    Sept. 27,
                                     1998         1997
      Raw materials                    $  2,522      $ 3,280
      Semi-finished and finished goods   16,514       13,258
           Total inventories              $ 19,036     $ 16,538



(4)	Earnings Per Share

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


                                For the Three                   For the Three
                              Months Ended                    Months Ended
                            March 28, 1998                   March 29, 1997
                                            Per                               Per
                      Income               Share       Income                Share
                      (Loss)     Shares    Amount      (Loss)     Shares     Amount
Amounts for Basic
  Earnings Per Share    $563    4,626,033    $.12      $(1,659)   4,626,639   $(.36)

Effect of Dilutive
  Securities Options      -         4,487      -          -            -         -

Amounts for Diluted
  Earnings Per Share    $563    4,630,520    $.12      $(1,659)   4,626,639   $(.36)


                             For the Six                    For the Six
                             Months Ended                    Months Ended
                            March 28, 1998                   March 29, 1997
                                           Per                               Per
                     Income               Share       Income                Share
                     (Loss)     Shares    Amount      (Loss)     Shares     Amount

Amounts for Basic
  Earnings Per Share    $604    4,626,208    $.13      $(3,043)   4,643,258   $(.66)

Effect of Dilutive
  Securities Options      -         5,294      -          -            -         -

Amounts for Diluted
  Earnings Per Share    $604    4,631,502    $.13      $(3,043)   4,643,258   $(.66)

		The Company had transition stock options of 141,081 and 163,329 as of March 28, 1998 and March 29, 1997, respectively.
 The options have exercise prices ranging from $8.76 to $20.86 per share which exceeded the average market price as of March
28, 1998 and as of March 29, 1997, and therefore were not included in the computation of diluted earnings per share.
These options expire beginning July 14, 1998 through February
18, 2003.

		The Company also had options of 305,476 and 327,976 as of March 28, 1998 and March 29, 1997, respectively. These options have exercise prices ranging from $7.63 to $12.31 per share which exceeded the average market price as of March 28, 1998 and March 29, 1997 and therefore were not included in the computation of diluted earnings per share. These options expire beginning October 6, 2003 through May 8, 2006. The
Company also had 89,192 options at an exercise price of $5.62, which were less than the average market price as of March 29, 1997, however, these options are anti-dilutive and were not included in the computation of earnings per share.

(5)  Insurance Claim Receivable and Environmental Liabilities

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

<PAGE


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General. The Company manufactures special bar quality alloy and carbon steel bar flats to precise customer specifications for sale in a variety of niche markets. Its primary markets are manufacturers of leaf-spring suspensions and flat bed truck trailers, cold drawn bar converters, and steel service centers.

Net Sales. Net sales increased $6.5 million ( 27.9%) in the second quarter of fiscal 1998 to $29.6 million, as compared to $23.1 million for the second quarter of fiscal 1997. Net sales for the six months ended March 28, 1998 increased $9.1 million (19.5%) to $55.6 million, as compared to $46.5 million for the six months ended March 29, 1997. The increase in sales is attributed to an increase in shipments and an increase in average selling price. Tons shipped increased 18.6% in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997. Tons shipped for the six months ended March 28, 1998 increased 12.3% as compared to the six months ended March 29, 1997.The increase in shipments resulted from the continued strong demand for the Company's products and the increase in available inventory due to improvements in productivity. The increase in average selling price is attributed to the price increases implemented on many products primarily in the third quarter of fiscal 1997 and first and second quarters of fiscal 1998.

Cost of Goods Sold. Cost of goods sold increased $2.6 million (10.9%) in the second quarter of fiscal 1998 to $26.2 million, as compared to $23.6 million for the second quarter of fiscal 1997. As a percentage of net sales, cost of goods sold decreased from 102.0% for the second quarter of fiscal 1997 to
 88.4% for the second quarter of fiscal 1998. Cost of goods sold for the six months ended March 28, 1998 increased $2.9 million (6.1%) to $49.9 million as compared to $47.0 million for the six months ended March 29, 1997. As a percentage of net sales, cost of goods sold decreased from 101.0% for the six months ended March 29, 1997 to 89.6% for the six months ended March 28, 1998. The increase in cost of goods sold reflects the increase in shipments offset by a decrease in the per ton cost of tons shipped. The decrease in the per ton cost of tons shipped resulted from the lower conversion costs due to continued improvements in productivity from our capital projects, during the second quarter and first six months of fiscal 1998 as compared to the second quarter and first six months of fiscal 1997, offset somewhat by an increase in scrap costs.

Gross Profit (Loss). As a result of the above, the second quarter of fiscal 1998 reflected a gross profit of $3.4 million as compared to a loss of $.5 million for the second quarter of fiscal 1997. As a percentage of net sales, gross profit increased from (2.0%) for the second quarter of fiscal 1997 to 11.6% for the second quarter of fiscal 1998.

		Similarly, the six months ended March 28, 1998 reflected a gross profit of $5.8 million as compared to a loss of $.5 million for the six months ended March 29, 1997. As a percentage of net sales, gross profit increased from (1.0%) for the first six months of fiscal 1997 to 10.4% for the first six months of fiscal 1998.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses increased by approximately $243,000 and $206,000 for the three months and six months ended March 28, 1998, as compared to the same periods in fiscal 1997. The increase in selling and administrative expenses primarily in the second quarter is due to an increase in personnel costs including workmen's compensation and health benefits, and an increase in legal fees. As a percentage of net sales, such expenses decreased from 7.2% for the second quarter of fiscal 1997 to 6.4% for the second quarter of fiscal 1998. As a percentage of net sales, such expenses decreased from 7.3% for the six months ended March 29, 1997 to 6.5% for the six months ended March 28, 1998.
 The decrease, as a percentage of sales, is primarily the result of an increase in net sales (as discussed above) for the quarter and six months ended March 28, 1998.

Operating Income (Loss). For the reasons described above, the second quarter of fiscal 1998 reflected operating income of $1.5 million as compared to an operating loss of $2.1 million for the second quarter of fiscal 1997. As a percentage of net sales, operating income (loss) increased from (9.1%) in the second quarter of 1997 to 5.1% in the second quarter of 1998.


		Similarly, the six months ended March 28, 1998 reflected an operating income of $2.2 million as compared to an operating loss of $3.9 million for the six months ended March 29, 1997.
As a percentage of net sales, operating income (loss) increased from (8.3%) for the six months ended March 29, 1997 to 3.9% for the six months ended March 28, 1998.

Interest Expense. Interest expense increased by $73,000 for the three months ended March 28, 1998 from $554,000 for the second quarter of fiscal 1997 to $627,000 for the second quarter of fiscal 1998. Interest expense increased by $174,000 for the six months ended March 28, 1998 from $1.0 million for the six months ended March 29, 1997 to $1.2 million for the six months ended March 28, 1998. The increase is the result of additional borrowings on the Company's line of credit.

Net Income (Loss). As a result of the above, the second quarter of fiscal 1998 reflected net income of $.6 million as compared to a net loss of $1.7 million for the second quarter of fiscal 1997.

Similarly, the six months ended March 28, 1998 reflected net income of $.6 million as compared to a net loss of $3.0 million for the six months ended March 29, 1997.

Liquidity and Capital Resources

	The cash flows used by operating activities were $3.3 million for the first six months of fiscal 1998 as compared to cash flows provided of $1.1 million for the first six months of fiscal 1997. The first six months of fiscal 1998 operating cash flows reflect the increases in accounts receivable and inventories (due primarily to the increased level of sales and production). The cash flows provided by operating activities for the first six months of fiscal 1997 reflect a reduction in accounts receivable and inventories and an increase in accounts payable.

		The cash flows used by investing activities were $1.5 million for the first six months of fiscal 1998 as compared to $3.2 million for the first six months of fiscal 1997. The cash flows used by investing activities for the first six months of fiscal 1998 consist of $1.9 million in capital expenditures offset somewhat by an increase in capital expenditures payable of $.4 million. The cash flows used by investing activities for the first six months of fiscal 1997 consist of capital expenditures of $1.7 million and a reduction in capital expenditures payable of $1.5 million.

The cash flows provided from financing activities were $4.8 million for the first six months of fiscal 1998 as compared to $ 2.1 million for the first six months of fiscal 1997. The cash flows provided from financing activities for the first six months of fiscal 1998 reflect net advances of $4.8 million on the Company's line of credit which were used primarily for the working capital needs discussed above. The cash flows provided from financing activities for the first six months of fiscal 1997 reflect net advances of $ 2.6 million on the Company's line of credit and $.5 million used for the purchase of treasury stock.


Working capital at March 28, 1998 was $ 12.5 million as compared to $ 11.3 million at September 27, 1997, and the current ratio was 1.4 to 1.0 as compared to 1.5 to 1.0.

The Company's primary ongoing cash requirements are for working capital needs. The two sources for the Company's liquidity are internally generated funds and its bank credit facility. The Company has $15.4 million in borrowings outstanding on its line of credit as of March 28, 1998. The Company believes that the unused portion of its $24.5 million bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs.


Year 2000 Compliance

		The Company is in the process of modifying or replacing its computer software and systems in order to resolve the Year
2000 problem. The Year 2000 problem is the result of programs being designed to use two digits instead of four to define the applicable year, therefore, it would recognize "00" as the year
1900 rather than the year 2000. The Company does not expect that the cost of this process will be material to its financial statements or results of its operations.


Outlook

		Management continues to see strength in both demand and pricing for the Company's products as exhibited by current bookings. Further improvements in productivity combined with strong demand and pricing in the Company's major markets should continue to strengthen operating results.


Forward-Looking Statements

The matters discussed or incorporated by reference in this Report on Form 10-Q that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of
1995) involve risks and uncertainities. These risks and uncertainities include, but are not limited to, reliance on the truck and utility vehicle industry; excess industry capacity; product demand and industry pricing; volatility of raw material costs, especially steel scrap; intense foreign and domestic competition; management's estimate of niche market data; the cyclical and capital intensive nature of the industry; and cost of compliance with environmental regulations. These risks and uncertainities could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

	PART II. - OTHER INFORMATION



ITEM 4.     Submission of Matters to a Vote of Security-Holders

The annual meeting of shareholders was held on February 4, 1998. In connection with the meeting, proxies were solicited pursuant to the Securities
Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

1. The nominees  for director were elected.  The
   vote was as follows:
                                                       Term
	                                    For    Withheld Expires

              Carl E. Edwards, Jr. 4,387,841  20,700   2001
              J. Marvin Quin, II   4,388,641  19,900   2001

              2. The proposal to ratify the Board of Directors'
                 appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending September 26, 1998. (For 4,401,041; Against 4,600; Abstain 2,900)

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

             B)  Reports on Form 8-K - None.




<PAGE



SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:  May 11, 1998         KENTUCKY ELECTRIC STEEL, INC.
                                      (Registrant)

                                 William J. Jessie
                           William J. Jessie, Vice President,
                             Secretary, Treasurer, and
                             Principal Financial Officer
</DOCUMENT