Form 10-Q
period 1998-06-27
KENTUCKY ELECTRIC STEEL INC /DE/
filed 1998-08-12
CIK 910394

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 27, 1998

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


	YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1998, is as follows:

4,626,657 shares of voting common stock, par value $.01 per share.





	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


	TABLE OF CONTENTS



                                                                   Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

 	      Condensed Consolidated Balance Sheets ................    3

            Condensed Consolidated Statements of Operations ......    4

            Condensed Consolidated Statements of Cash Flows ......    5

            Notes to Condensed Consolidated Financial Statements . 6-8


   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................ 9-12


PART II.    OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K .....................   13


            SIGNATURES  ..........................................   14




KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

                                                     June 27,   Sept. 27,
                                                       1998        1997
                    ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                       $    136   $    127
     Accounts receivable, less allowance for doubtful
       accounts and claims of $445 at June 27, 1998
       and $470 at September 27, 1997                  13,612     11,577
     Insurance claim receivable                          -           900
     Inventories                                       21,605     16,538
     Operating supplies and other current assets        4,981      4,802
     Refundable income taxes                             -           900
     Deferred tax assets                                  539        457

       Total current assets                            40,873     35,301

   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                 4,532      4,448
     Machinery and equipment                           41,083     40,301
     Construction in progress                           3,188      2,012
     Less - accumulated depreciation                  (13,856)   (11,229)

          Net property, plant and equipment            34,947     35,532

   DEFERRED TAX ASSETS                                  6,136      7,159

   OTHER ASSETS                                         1,023        778

          Total assets                               $ 82,979   $ 78,770

        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit                      $ 11,763   $ 10,635
     Accounts payable                                   9,600      7,977
     Capital expenditures payable                         829        547
     Accrued liabilities                                3,377      3,700
     Environmental liabilities                            982        982
     Current portion of long-term debt                    125        125

          Total current liabilities                    26,676     23,966

   LONG-TERM DEBT                                      20,000     20,000

   OTHER LIABILITIES                                      754        593

          Total liabilities                            47,430     44,559

   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued               -          -
     Common stock, $.01 par value, 15,000,000
       shares authorized, 4,983,201 and 4,977,988

       share issued, respectively                          50         50
     Additional paid-in capital                        15,700     15,665
     Less treasury stock - 356,544 and 350,976
       shares at cost, respectively                    (2,675)   (2,638)
     Deferred compensation                                (86)     (170)
     Retained earnings                                 22,560     21,304

          Total shareholders' equity                   35,549     34,211

          Total liabilities and shareholders' equity $ 82,979   $ 78,770

See notes to condensed consolidated financial statements


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

                               Three Months Ended     Nine Months Ended
                               June 27,   June 28,   June 27,   June 28,
                                 1998       1997       1998       1997


NET SALES                     $  27,751   $  22,724  $ 83,381  $ 69,265
COST OF GOODS SOLD               24,294      20,354    74,161    67,365
  Gross profit                    3,457       2,370     9,220     1,900

SELLING AND ADMINISTRATIVE
  EXPENSES                        1,832       1,761     5,421     5,144

  Operating income (loss)         1,625         609     3,799    (3,244)

INTEREST INCOME AND OTHER            20           9        44        20
INTEREST EXPENSE                   (594)       (545)   (1,816)   (1,593)

  Income (loss) before
     income taxes                 1,051          73     2,027    (4,817)

PROVISION (CREDIT) FOR
  INCOME TAXES                      399          28       771    (1,819)

  Net income (loss)            $    652    $     45  $  1,256  $ (2,998)

NET INCOME (LOSS) PER COMMON
  SHARE - BASIC AND DILUTED    $    .14    $    .01  $    .27  $   (.65)

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC         4,626,375   4,622,062 4,626,264 4,636,370

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED       4,630,192   4,622,062 4,632,513 4,636,370




See notes to condensed consolidated financial statements


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

                                                  Nine Months Ended
                                               June 27,       June 28,
                                                 1998           1997
Cash Flows From Operating Activities:
  Net income (loss)                            $  1,256      $ (2,998)
  Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
      Depreciation and amortization               2,741         2,755
      Change in deferred taxes                    1,023        (1,397)
      Change in other                              (114)          (91)
      Change in current assets and current
        liabilities:
          Accounts receivable                    (2,035)        2,171
          Insurance claim receivable                900        (2,900)
          Inventories                            (5,067)        2,739
          Operating supplies and other
            current assets                         (179)          (71)
          Refundable income taxes                   900          (260)
          Deferred tax assets                       (82)          337
          Accounts payable                        1,623           816
          Accrued liabilities                      (323)         (592)
          Environmental liabilities                -            3,500

          Net cash flows from operating
            activities                              643         4,009

Cash Flows From Investing Activities:
  Capital expenditures                           (2,042)       (2,485)
  Change in capital expenditures payable            282        (1,712)

          Net cash flows from investing
            activities                           (1,760)       (4,197)

Cash Flows From Financing Activities:
  Net advances on line of credit                  1,128           647
  Purchases of treasury stock                       (37)         (473)
  Issuance of common stock                           35            10

          Net cash flows from financing
            activities                            1,126           184

          Net increase (decrease) in cash
            and cash equivalents                      9            (4)

Cash and Cash Equivalents at
  Beginning of Period                               127           125

Cash and Cash Equivalents at End of Period     $    136      $    121

Interest Paid, net of amount capitalized       $  1,415      $  1,213

Income Taxes Paid                              $     50      $   -


            See notes to condensed consolidated financial statements

</TABLE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements represent Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, (the Company). KESI Finance Company was formed in October 1996 to finance the Ladle Metallurgy Project. All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 27, 1998, are not necessarily indicative of the results that may be expected for the year ending September 26, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 1997.

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

The Company capitalizes interest costs as part of the historical cost of constructing major capital assets. Interest cost of $11,000 was capitalized for the nine months ended June 28, 1997. No interest was capitalized for the nine months ended June 27, 1998.


(3)  Inventories

	Inventories at June 27, 1998 and September 27, 1997 consist of the following ($000's):
                                           June 27,      Sept. 27,
                                        1998          1997
      Raw materials                        $  3,178      $  3,280
      Semi-finished and finished goods       18,427        13,258
           Total inventories                  $ 21,605      $ 16,538



(4)	Earnings Per Share

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


                                    For the Three                 For the Three
                                    Months Ended                  Months Ended
                                    June 27, 1998                 June  28, 1997
                                                   Per                             Per
                                                  Share                           Share
                             Income     Shares    Amount    Income     Shares     Amount
Amounts for Basic
 Earnings Per Share          $652     4,626,375    $.14    $    45    4,622,062   $ .01

Effect of Dilutive
 Securities Options            -          3,817      -        -            -         -
Amounts for Diluted
 Earnings Per Share          $652     4,630,192    $.14    $    45    4,622,062   $ .01



                                    For the Nine                  For the Nine
                                    Months Ended                  Months Ended
                                    June 27, 1998                 June  28, 1997
                                                   Per                             Per
                                                  Share                           Share
                              Income    Shares    Amount    (Loss)    Shares     Amount

Amounts for Basic
 Earnings (Loss) Per Share  $ 1,256   4,626,264    $.27    $(2,998)   4,636,370   $(.65)

Effect of Dilutive
 Securities Options            -          6,249      -        -            -         -
Amounts for Diluted
 Earnings (Loss) Per Share  $ 1,256   4,632,513    $.27    $(2,998)   4,636,370   $(.65)

		The Company had transition stock options of 137,016 and 158,702 as of June 27, 1998 and June 28, 1997, respectively. The options have exercise prices ranging from $8.76 to $20.86 per share which exceeded the average market price as of June 27, 1998 and as of June
28, 1997, and therefore were not included in the computation of diluted earnings per share. These options expire beginning July 14, 1998 through February 18, 2003.

		The Company also had options of 301,976 and 315,976 as of June 27, 1998 and June 28, 1997, respectively. These options have exercise prices ranging from $7.63 to $12.31 per share which exceeded the average market price as of June 27, 1998 and June 28, 1997 and therefore were not included in the computation of diluted earnings per share. These options expire beginning October 6, 2003 through May 8, 2006. The Company also had 89,192 options at an exercise price of $5.56, which exceeded the average market price as of June
28, 1997, and therefore were not included in the computation of diluted earnings per share for fiscal 1997.


(5)  Environmental Liabilities

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

Net Sales. Net sales increased $5.1 million (22.1%) in the third quarter of fiscal 1998 to $27.8 million, as compared to $22.7 million for the third quarter of fiscal 1997. Net sales for the nine months ended June 27, 1998 increased $14.1 million (20.4%) to $83.4 million, as compared to $69.3 million for the nine months ended June 28, 1997. The increase in sales is attributed to an increase in shipments and an increase in average selling price. Tons shipped increased 18.6% in the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997. Tons shipped for the nine months ended June 27, 1998 increased 14.3% as compared to the nine months ended June 28, 1997. The increase in shipments resulted from the strong demand for the Company's products and the increase in tons available for shipment due to improvements in productivity. Also, shipments for the quarter and nine months ended June 28, 1997 were negatively impacted by the effect on production of the melt shop operations being shut down for twelve days in order to decontaminate the baghouse facility, after the detection of a radioactive substance in the baghouse dust. The increase in average selling price is attributed to the price increases implemented on many products primarily in the first and second quarters of fiscal 1998.

Cost of Goods Sold. Cost of goods sold increased $4.0 million (19.4%) in the third quarter of fiscal 1998 to $24.3 million, as compared to $20.3 million for the third quarter of fiscal 1997. As a percentage of net sales, cost of goods sold decreased from 89.6% for the third quarter of fiscal 1997 to 87.5% for the third quarter of fiscal 1998. The increase in cost of goods sold is primarily due to the 18.6% increase in shipments. The third quarter of fiscal 1997 per ton cost were favorably impacted by the inclusion in the calculation of cost of goods sold of $2.3 million reimbursement from business interruption related to the decontamination of the baghouse. The third quarter of fiscal 1998 includes $.2 million in reimbursement from business interruption in the calculation of cost of goods sold representing the final settlement on the decontamination of the baghouse. Excluding the insurance reimbursements, the per ton cost of shipments in the third quarter of fiscal 1998 was significantly lower than in the third quarter of fiscal 1997 reflecting lower conversion costs due to improvements in productivity from our capital projects.

     Cost of goods sold for the nine months ended June 27, 1998 increased $6.8 million (10.1%) to $74.2 million as compared to $67.4 million for the nine months ended June 28, 1997. As a percentage of net sales, cost of goods sold decreased from 97.3% for the nine months ended June 28, 1997 to 88.9% for the nine months ended June 27, 1998. The increase in cost of goods sold reflects the increase in shipments offset by a decrease in the per ton cost of tons shipped.
 The decrease in the per ton cost of tons shipped during the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 resulted from lower conversion costs due to improvements in productivity from our capital projects, offset somewhat by an increase in scrap costs.



Gross Profit (Loss). As a result of the above, gross profit for the third quarter of fiscal 1998 increased by $1.1 million (45.9%) to $3.5 million from $2.4 million for the third fiscal quarter of 1997.
 As a percentage of net sales, gross profit increased from 10.4% for the third quarter of fiscal 1997 to 12.5% for the third quarter of fiscal 1998.

		As a result of the above, gross profit for the nine months ended June 27, 1998 increased by $7.3 million to $9.2 million as compared to $1.9 million for the nine months ended June 28, 1997. As a percentage of net sales, gross profit increased from 2.7% for the first nine months of fiscal 1997 to 11.1% for the first nine months of fiscal 1998.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses increased by approximately $71,000 and $277,000 for the three months and nine months ended June 27, 1998, as compared to the same periods in fiscal 1997. The increase in selling and administrative expenses for the nine months is due primarily to an increase in legal and other professional fees and sales commissions. As a percentage of net sales, such expenses decreased from 7.7% for the third quarter of fiscal 1997 to 6.6% for the third quarter of fiscal 1998, and from 7.4% for the nine months ended June 28, 1997 to 6.5% for the nine months ended June 27, 1998. The decrease, as a percentage of sales, is primarily the result of an increase in net sales (as discussed above) for the quarter and nine months ended June 27, 1998.

Operating Income (Loss). For the reasons described above, operating income increased $1.0 million from $.6 million in the third quarter of fiscal 1997 to $1.6 million in the third quarter of fiscal 1998. As a percentage of net sales, operating income increased from 2.7% in the third quarter of 1997 to 5.9% in the third quarter of 1998.


		The nine months ended June 27, 1998 reflected an operating income of $3.8 million as compared to an operating loss of $3.2 million for the nine months ended June 28, 1997. As a percentage of net sales, operating income (loss) increased from (4.7%) for the nine months ended June 28, 1997 to 4.6% for the nine months ended June 27, 1998.

Interest Expense. Interest expense increased by $49,000 for the three months ended June 27, 1998 from $545,000 for the third quarter of fiscal 1997 to $594,000 for the third quarter of fiscal 1998. Interest expense increased by $223,000 for the nine months ended June 27, 1998 from $1.6 million for the nine months ended June 28, 1997 to $1.8 million for the nine months ended June 27, 1998. The increase is the result of additional borrowings on the Company's line of credit.

Net Income (Loss). As a result of the above, net income increased $607,000 from $45,000 for the third quarter of fiscal 1997 to $652,000 for the third quarter of fiscal 1998.

The nine months ended June 27, 1998 reflected net income of $1.3 million as compared to a net loss of $3.0 million for the nine months ended June 28, 1997.

Liquidity and Capital Resources

	  The cash flows provided by operating activities were $.6 million for the first nine months of fiscal 1998 as compared to $4.0 million for the first nine months of fiscal 1997. The first nine months of fiscal 1998 operating cash flows reflect the profitable operations and an increase in accounts payable partially offset by increases in accounts receivable and inventories (due primarily to the increased level of sales and production). The cash flows provided by operating activities for the first nine months of fiscal 1997 reflect a reduction in accounts receivable and inventories.

		The cash flows used by investing activities were $1.7 million for the first nine months of fiscal 1998 as compared to $4.2 million for the first nine months of fiscal 1997. The cash flows used by investing activities for the first nine months of fiscal 1998 consist of $2.0 million in capital expenditures offset somewhat by an increase in capital expenditures payable of $.3 million. The cash flows used by investing activities for the first nine months of fiscal 1997 consist of capital expenditures of $2.5 million and a reduction in capital expenditures payable of $1.7 million.

The cash flows provided from financing activities were $1.1
million for the first nine months of fiscal 1998 as compared to $.2 million for the first nine months of fiscal 1997. The cash flows provided from financing activities for the first nine months of fiscal 1998 reflect net advances of $1.1 million on the Company's line of credit which were used primarily for the working capital needs discussed above. The cash flows provided from financing activities for the first nine months of fiscal 1997 reflect net advances of $.7 million on the Company's line of credit offset by $.5 million used for the purchase of treasury stock.


Working capital at June 27, 1998 was $14.2 million as compared to $11.3 million at September 27, 1997, and the current ratio was 1.5 to 1.0 at the end of both periods.

The Company's primary ongoing cash requirements are for working capital needs. The two sources for the Company's liquidity are internally generated funds and its bank credit facility. The Company has $11.8 million in borrowings outstanding on its line of credit as of June 27, 1998. The Company believes that the unused portion of its $24.5 million bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs.


Year 2000 Compliance

		The Company is currently assessing the issues confronting it related to the "Year 2000 problem", which is the result of the inability of many computer systems and electronic equipment to distinguish the year 2000 from the year 1900. The Company's plan for addressing the Year 2000 problem encompasses both internal computer hardware and software and external organizations that may affect the Company's operations. The Company has conducted an inventory of all of its manufacturing equipment and computer hardware and software to determine which are date sensitive and therefore potentially at risk.
Each piece of equipment which is identified as being at risk will be tested and a determination will be made as to whether it should be modified or replaced. In addition, the Company's computer programmers are modifying its internal software to address the Year 2000 problem.
The Company also intends to contact each of its significant external service providers, vendors, and customers to determine the status of their respective Year 2000 readiness and to evaluate how their respective Year 2000 issues might affect the Company.

		The Company expects to complete its software revisions and hardware and equipment testing, as well as the solicitation of the applicable information from vendors and customers, by the first quarter of calendar year 1999. Based on the results of those efforts, the Company will determine the nature and extent of its contingency plan. The costs incurred to date in connection with the Company's
Year 2000 project have not been material, and the Company likewise does not expect future costs to be material to its financial statements or results of its operations.


Collective Bargaining Agreement

	   As of June 27, 1998 the Company employed 437 people, approximately 78% of whom are members of The United Steelworkers of America. The Company and The United Steelworkers of America have agreed to a one year extension of the current contract, which was to expire on September 10, 1998, and are continuing multi-year contract negotiations.


Outlook

	Third quarter shipments were somewhat lower than anticipated reflecting some weaknesses in the steel service center and cold drawn bar converter markets due to customer inventory adjustments, combined with a work stoppage at major customer, the effect of the General Motors strike, and production interruptions relating to weather conditions. In recent weeks shipments have increased but management continues to monitor the Company's major markets for the effect of the General Motors strike and changes in general economic conditions.


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




DATED:  August 10, 1998            KENTUCKY ELECTRIC STEEL, INC.
                                            (Registrant)

                                       William J. Jessie
                                 William J. Jessie, Vice President,
                                   Secretary, Treasurer, and
                                   Principal Financial Officer