Form 10-K
period 1998-09-26
KENTUCKY ELECTRIC STEEL INC /DE/
filed 1998-12-22
CIK 910394

FORM 10-K

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549




(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 26, 1998

	OR

_____  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________________ to __________________.

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

	Yes  (x)    No  ( )

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements

	(Cover Page 1 of 2 Pages)



incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price on December 11, 1998: $10,552,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of December 11, 1998:

4,059,531 shares of Common Stock, par value $.01 per share.



	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14(a) are incorporated herein by reference in response to items 10 through 13 in Part III of this report.

	(Cover Page 2 of 2 Pages)

KENTUCKY ELECTRIC STEEL, INC.

FORM 10-K

TABLE OF CONTENTS





                                                                    Page

PART I .............................................................   4

     Item 1.  Business .............................................   4
     Item 2.  Properties ...........................................  10
     Item 3.  Legal Proceedings ....................................  10
     Item 4.  Submission of Matters to a Vote of Security Holders ..  10

PART II ............................................................  12

     Item 5.  Market for Registrant's Common Equity and Related
              Shareholder Matters ..................................  12
     Item 6.  Selected Financial Data ..............................  12
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..................  13
     Item 7A. Qualitative and Quantitative Disclosure about Market
              Risk .................................................  12

     Item 8.  Financial Statements and Supplementary Data ..........  20
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ..................  20

PART III ...........................................................  21

     Item 10. Directors and Executive Officers of the Registrant ...  21
     Item 11. Executive Compensation ...............................  21
     Item 12. Security Ownership of Certain Beneficial
              Owners and Management ................................  21
     Item 13. Certain Relationships and Related Transactions .......  21

PART IV ............................................................  22


     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K ..................................  22

SIGNATURES .........................................................  25

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE  ........................  26

	KENTUCKY ELECTRIC STEEL, INC.

	PART I


Item 1.	Business


General

Kentucky Electric Steel, Inc., a Delaware corporation incorporated in August, 1993 (the "Company"), owns and operates a steel mini-mill near Ashland, Kentucky. As a mini-mill producer of bar flats, the Company recycles steel from scrap, a process designed to result in lower production costs than those of integrated steel mills, which produce steel by processing iron ore and other raw materials in blast furnaces. Bar flats are produced to a variety of specifications and fall primarily into two general quality levels - merchant bar quality steel bar flats ("MBQ Bar Flats") for generic types of applications, and special bar quality steel bar flats ("SBQ Bar Flats"), where more precise customer specifications require the use of various alloys, customized equipment and special production procedures to insure that the finished product meets critical end-use performance characteristics. The Company is a leading manufacturer of SBQ Bar Flats for the cold drawn bar converter and truck trailer support beam markets. Approximately 80% of the Company's sales are of SBQ Bar Flats.

The Company completed a two-phase capital expenditure program in fiscal 1996. The first phase expanded the Company's casting, rolling and finishing capacity and increased the size range of products the Company can produce. The second phase, installation of a ladle metallurgy facility, removed the refining cycle from the electric arc furnace, thereby increasing total melting capacity.

The Company manufactures over 2,600 different SBQ Bar Flat items which are sold to a variety of relatively small volume niche markets, including the leaf-spring suspension market for light and heavy-duty trucks, mini-vans and utility vehicles, cold drawn bar converters, certain specialty applications for steel service centers, truck trailer manufacturers and other miscellaneous markets. The Company's mill was specifically designed to manufacture wider and thicker bar flats up to three inches in thickness and twelve inches in width that are required by these markets. In addition, the Company employs a variety of specially designed equipment which is necessary to manufacture SBQ Bar Flats to the specifications demanded by its customers. Although the Company specializes in SBQ Bar Flats, particularly in the thicker and wider sections, it also, to a much lesser extent, competes in the MBQ Bar Flat market.

The Company's business strategy is to increase its share of the SBQ
Bar Flat market and to expand into related niche market applications where it can profitably supply products for special customer needs. The completion of the capital expenditure program increased the range of thickness and width of the Company's products, thereby creating the capacity for the Company to expand its business primarily by increasing the number of products it sells to existing customers and the development of new customers. The Company has increased its shipments of the thicker, wider products from fiscal 1997 to fiscal 1998 and has continued to decrease its sales to the leaf-spring suspension market.




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

The production capacity of finished products from the Company's rolling and finishing facilities is approximately 400,000 tons per year but can vary with product mix. The annual production capacity of the melting and casting operation is approximately 300,000 tons of finished product. Thus, the Company is able to finish more product in its rolling operations than it is capable of producing with its melting facilities. The Company's ultimate goal is to balance its operations at approximately 400,000 tons per year. The Company sold 240,300 tons of finished goods in 1998 which constitutes 80% of its capacity.

The Company transports its products by common carrier, generally shipping by truck and by rail. The Company has railroad sidings at its facilities.


Capital Improvements and Expansion

Annual capital expenditures over the last five fiscal years have averaged $8.1 million, which includes $2.8 million expended in fiscal year 1998.

The Board of Directors has approved the fiscal 1999 capital expenditure plan for approximately $3.1 million, which includes completion of various projects begun in fiscal 1998, and equipment upgrades and replacements.


Primary Markets and Products

The Company is primarily a special bar quality ("SBQ") producer of alloy and carbon steel bar flats. Its primary markets are manufacturers of leaf-spring suspensions, cold drawn bar converters, flat bed truck trailer manufacturers and steel service centers.


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

Cold Drawn Bar Converters Market. The Company sells its expanded range of SBQ hot rolled bar products to cold drawn bar manufacturers. KESI's product range, 1/4" through 3" in thickness and 2" through 12" in width, enables the Company to supply practically all the sizes needed by the converters. The converters remove the scale from the hot rolled bar and draw it through a carbide die. The drawing reduces the cross section, improves surface and internal properties, and produces a more exacting tolerance bar. The end product is sold directly to original equipment manufacturers and through distributors, with the majority being sold by steel service centers.


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

Although the Company has not focused its sales efforts on MBQ Bar Flats, attention to select sizes of MBQ Bar Flats has provided good balance for the Company's manufacturing facilities. Within the MBQ Bar Flat market, the Company has concentrated its sales on specialty items as opposed to higher volume commodity products. Targeted opportunities within this market match the Company's ability to produce thicker, wider bar flats described in "Business - General."


Customers

The Company sells to over 350 customers. Two wholly-owned subsidiaries of Niagara Corporation represented approximately 10.4% of sales for fiscal 1998. No other customer accounted for more than 10% of sales in fiscal 1998. The loss of a principal customer could have a material adverse effect on the Company's operations.

The Company's foreign sales as a percentage of total sales were 7.5% in fiscal 1998. These sales consisted primarily of leaf-spring suspension products shipped to Canada, Mexico and South America.


Marketing

Senior management of the Company is directly involved in sales to new and existing customers. Sales are nationwide and in certain foreign markets. Sales efforts are performed by seven in-house sales personnel and six manufacturers' representative companies. The efforts of these sales representatives are directed by the Company's Vice President, Sales and Marketing.

Competition and Other Market Factors

The domestic and foreign steel industries are characterized by intense competition. The Company competes with domestic and foreign producers, many of whom have financial resources substantially greater than those available to the Company. The Company has identified its principal competition from the following sources: (i) in its leaf-spring suspension market, the Company faces competition from five North American mills; (ii) in its cold drawn bar converters market, the Company competes with five North American mills; (iii) in the steel service center market, the Company encounters competition from numerous North American mills; and (iv) in its truck trailer market, the Company competes with one North American mill. One company, which currently competes in the leaf spring market, has announced plans to increase the capacity of its plant and to expand the size range of the products it manufactures. Also, another mini-mill which currently competes in two of the Company's markets, is building a new rolling mill to produce both rounds and bar flats. Both of these projects may increase competition in the markets served by the Company. The Company believes that the principal competitive factors affecting its business are quality, service, price and geographic location.


Backlog and Seasonality

As of September 26, 1998, the Company had firm orders for approximately 54,000 tons representing approximately $26.0 million in sales, as compared with approximately 58,000 tons representing approximately $27.7 million in sales, at September 27, 1997.

The Company operates on a continuous basis with only occasional scheduled shutdowns for heavy maintenance work. The Company's operations are not subject to seasonal fluctuations in operations or sales.


Raw Materials


The principal raw material used in the Company's steel mill is ferrous scrap. Ferrous scrap is derived from, among other sources, discarded automobiles, appliances, structural steel, railroad cars and machinery. The purchase price of scrap is subject to market conditions largely beyond the control of the Company. The Company is located in an area where scrap is generally available and typically maintains less than one month of scrap supply. Historically, price fluctuations of scrap have had no material long-term impact on the Company. However, while the Company has generally been successful in passing on scrap cost increases through price increases, the effect of steel imports, market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company's ability to increase prices. One scrap dealer supplied approximately 44% of the Company's scrap in fiscal 1998. In an attempt to insure an adequate source of raw materials, however, the Company has identified, inspected, and purchased scrap from over 30 dealers.

	The Company's manufacturing process consumes large amounts of electricity, which the Company purchases from Kentucky Power Company, d/b/a American Electric Power ("AEP"). An abundant regional supply of coal, used in producing electricity, helps keep the Company's energy costs relatively low. Prior to November 13, 1997, the Company purchased electricity from AEP under an Interruptible Power Contract ("Prior Contract") which was terminable by either party upon 12 months notice and under which AEP could interrupt service during times of peak demand. Effective November 13, 1997, the Company and AEP entered into a contract for Operating Reserve Interruptible Electric Service ("1997 Contract") which will have a minimum term of five years unless the Company gives AEP at least one year's notice of termination. The 1997 Contract limits AEP's right to interrupt service, for no more than 30 minutes at a time, in only those instances that an AEP unit goes offline or that AEP is responsible to share reserves with other electrical generators pursuant to the East Central Area Reliability Coordination Agreement (ECAR).


Employees

As of September 26, 1998, the Company employed 421 people, approximately 78% of whom are members of the United Steelworkers of America. The Company and The United Steelworkers of America have agreed to a one-year extension of the current contract, which was to expire on September 10, 1998, and are continuing multi-year contract negotiations. The Company believes that its wage rates and benefits are competitive with other mini-mills.

The Company offers no postretirement employee health care benefits or other benefit program subject to accounting under the provisions of Statement of Financial Accounting Standards No. 106 - "Employers'
Accounting for Postretirement Benefits other than Pensions".


Environmental and Regulatory Matters

The Company is subject to federal, state, and local environmental laws and regulations concerning, among other matters, wastewater discharge, air emissions and furnace dust disposal. As with similar mills in the industry, the Company's furnaces are classified as generating hazardous waste (K061) because they produce certain types of dust containing lead, chromium and cadmium ("Furnace Dust"). The Company currently collects and handles Furnace Dust through a contract with Horsehead Resource Development Company, Inc. ("HRD"), which reclaims from the waste dust certain materials for reuse and arranges for further recycling or disposal of the residual material. Some of the Furnace Dust generated by the Company and shipped to HRD was processed at HRD's Palmerton, Pennsylvania facility (the "Palmerton Site"), which is the subject of a civil action ("Civil Action") filed in the United States District Court for the Middle District of Pennsylvania by USEPA (No. CV. 98-654) seeking recovery of costs for alleged environmental contamination at the Palmerton Site. HRD has negotiated a Consent Decree and a settlement of $4,984,000 with USEPA for the approximate 250 companies which sent 3,348,287 tons of Furnace Dust to the Palmerton Site. On October 16, 1998, the Company executed the Consent Decree in the Civil Action, which, if approved by the Court, will require the payment of $64,950.18 for the Company's 1.3032 percent volumetric share of the Furance Dust sent to the Palmerton Site. In consideration of this payment, the Company will be relieved of any liability that the Company may have for contribution or claims for response costs incurred in connection with the Palmerton Site as provided by Sections 113(f)(2) and 122(g)(5) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. HRD has represented to the Company that HRD will pay USEPA the entire settlement of $4,984,000. However, should the settlement become final and HRD does not pay the $4,984,000 to USEPA, the Company will be required to pay $64,950.18. Should the settlement not become final and if HRD were to become insolvent, the Company could incur liability with respect to the remediation of the Palmerton Site or other HRD disposal sites. In addition, the cost of reclaiming or disposing of Furnace Dust may increase substantially in the future.


Between 1981 and 1983, the prior operator (the "Prior Operator") disposed of Furnace Dust in the Cooksey Brother's landfill, in Cannonsburg, Kentucky ("Cooksey Landfill"). Before 1981 the Prior Operator disposed of Furnace Dust in other locations, including a strip mine. The Company did not assume any liability for disposal at the Cooksey Landfill or such other sites in the acquisition agreement pursuant to which the Company acquired its mini-mill in 1986. The Cooksey Landfill is operating pursuant to a permit and bond issued and approved by the Kentucky Division of Waste Management, and the Company has no reason to believe that the Cooksey Landfill or other sites are likely targets for listing as a Kentucky "uncontrolled site" or federal superfund site. Nevertheless, the Company could incur clean up expenses with respect to the Cooksey Landfill or such other sites if such sites are listed as a Kentucky "uncontrolled site" or federal superfund site and the Company is not successful in obtaining full indemnification from the Prior Operator.

	The Company's operations are subject to the Federal Clean Air Act which provides for regulation, through state implementation of federal require- ments, of the emission of certain air pollutants. As required by applicable regulations, on December 14, 1996, the Company filed a Title V permit application with the Kentucky Division for Air Quality ("DAQ"). The application required the Company to identify any of the nine emissions points within the Company's facility that were not in compliance with the Company's operating permits and/or applicable regulations. The Company listed Emission Unit Nos. 02 and 03, its electric arc furnaces A and B ("EAFs") in the Company's melt shop. In so doing, the Company's application indicated that the Company would conduct a diagnostic evaluation of its melt shop fume capture system and its baghouse. On July 10, 1998, the Company amended its application to provide a detailed description of the methods the Company would use to achieve compliance with the applicable regulations for the EAFs. In this submittal, the Company stated that it will modify its melt shop to improve updraft velocity to the canopy hoods and thereby bring emissions into compliance with applicable regulations during the charging and tapping of the EAFs. On July 24, 1998, the Company entered into an Agreed Order with DAQ which requires the Company to complete construction of the melt shop modifications and demonstrate compliance with applicable regulations by February 1, 1999. The Company has completed certain modifications to its melt shop and is evaluating whether additional modifications will be necessary to demonstrate compliance by February 1, 1999. Though the Company anticipates that it will be able to demonstrate compliance with the regulations by February 1, 1999 as required by the Agreed Order, if it fails to do so, the Company could be the subject of an enforcement action for failure to comply with the Agreed Order. Additionally, on August 21, 1998, the Company received a preliminary draft of its Title V permit from DAQ. The Company has submitted comments and has sought clarification concerning certain aspects of the draft permit but has not, as yet, received a response from DAQ. The Company, therefore, does not know whether it will be able to comply with its Title V Permit without additional capital and/or operating expense. Further, there can be no assurance that evolving federal and state environmental requirements or discovery of unknown conditions will not require the Company to make material expenditures in the future or affect the Company's ability to obtain permits for its existing operations or any future expansion. The Company will continue to plan and budget, as appropriate, for any additional capital and operating expenses that may be required to upgrade or install new or additional pollution control equipment in order to comply with all permits.

	On April 29, 1997, the Company ceased melting operations due to the melting of a radioactive source. The Company restarted its melt shop operations on May 11, 1997, after decontamination of the melt shop and related facilities. The melting of the radioactive source resulted in the classification of approximately 13,530 cubic feet of Furnace Dust and 7,000 cubic feet of baghouse filter bags and related supplies removed during decontamination as a mixed waste ("Mixed Waste") as defined in the Federal Facility Compliance Act. HRD does not have the regulatory permits to process Mixed Waste. The Company, therefore, on July 29,
1997, entered into a contract with Zhagrus Environmental, Inc.
("Zhagrus"), an affiliate of Envirocare of Utah, Inc. ("Envirocare"), for the packaging, transportation, treatment and disposal of the Mixed Waste at the waste disposal facility of Envirocare at Clive, Utah (the "Envirocare Facility"). The Envirocare Facility is licensed by the State of Utah to handle and dispose of the Mixed Waste. Zhagrus has completed transportation of the Mixed Waste to the Envirocare Facility. Zhagrus has advised that it has completed treatment of the Mixed Waste but was unable to complete disposal by September 1, 1998, as required by its contract due to lack of permitted disposal capacity at the Envirocare Facility. Zhagrus, however, has advised the Company that additional disposal capacity has been constructed and near term regulatory approval is anticipated allowing for the disposal of the Company's mixed waste by February 28, 1999.

 On June 29, 1998, the Company applied for reissuance of its Kentucky Pollutant Discharge Elimination System Permit ("KPDES Permit") which expired on October 31, 1998. Though the Company has supplied the Kentucky Division of Water ("DOW") all requested information, DOW has not reissued the KPDES Permit and the Company continues to operate under the provisions of the existing KPDES Permit. During warm weather, the Company has exceeded the discharge limitations for temperature at its Outfall No. 3. Though the Company has not received a Notice of Violation, DOW may seek penalties for any such temperature exceedences. Additionally, since the Company has not received its reissued KPDES Permit, the Company does not know whether it will be able to comply with the reissued KPDES Permit without additional capital and operating expense.

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

There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year ended September 26, 1998.


      Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 2, 1999.

The names, ages and positions of all of the executive officers of the Registrant as of September 26, 1998 are listed below with their business experience with the Registrant for the past five years.
Officers are elected annually by the Board of Directors at the first meeting of directors following the annual meeting of stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Charles C. Hanebuth, 54, has been President and Chief Executive Officer of the Company since its formation in August 1993. From November 1990 to October 1993, Mr. Hanebuth was President and Chief Operating Officer of Kentucky Electric Steel Corporation, a wholly-owned subsidiary of NS Group, Inc. Mr. Hanebuth has 19 years management experience in the steel industry. Mr. Hanebuth is a director of Ashland Bankshares, Inc., the holding company of the Bank of Ashland, and Ashland Hospital Corporation, which operates King's Daughters' Medical Center.

William J. Jessie, 48, a certified public accountant, has been Vice President, Secretary, Treasurer and Chief Financial Officer of the Company since its formation in August 1993. Prior to August 1993, he was Controller of Kentucky Electric Steel Corporation since 1986. Mr. Jessie has 21 years of public accounting experience with national and local accounting firms.


Joseph E. Harrison, 54, has been Vice President of Sales and Marketing of the Company since its formation in August 1993. From February 1991 to August 1993 he was General Sales Manager of Kentucky Electric Steel Corporation. Mr. Harrison has over 28 years of sales experience in the steel industry.

William H. Gerak, 53, has been Vice President of Administration of the Company since January 1994. From February 1988 to December 1993 he was the Director of Human Resources and Labor Relations for Heekin Can, Inc., a wholly-owned subsidiary of Ball Corporation, a producer of steel food and aerosol containers, head-quartered in Cincinnati, Ohio. Mr. Gerak has over 24 years of human resource and administrative experience.



 	PART II


Item 5.	Market for Registrant's Common Equity and Related Shareholder
Matters

The Company's common stock trades on the NASDAQ National Market under the symbol KESI. The following table sets forth, for the fiscal periods indicated, the high and low closing prices of the stock on the NASDAQ National Market:

                              Fiscal 1997             Fiscal 1998
                           High          Low       High          Low
      First Quarter     $ 7-1/4       $ 5-1/4   $ 8           $ 4-1/2
Second Quarter      6-7/8         5-1/8     7-1/4         4-3/4
      Third Quarter       5-3/4         4-1/8     6-15/16       4-15/16
      Fourth Quarter      7-1/4         5-1/4     5-1/8         3-1/2


On December 11, 1998 there were approximately 1,500 beneficial owners of the Company's common stock.

The Company currently intends to retain all earnings to support the development of its business, although the paying of dividends on its common stock is periodically reviewed. Certain of the Company's debt instruments currently restrict the payment of dividends. Specifically, the debt instruments restrict payment of dividends to the amount available in a "Restricted Payment Pool" as defined in the senior note agreement and amended bank credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of the Notes to Consolidated Financial Statements of the Company.

Item 6.	Selected Financial Data

The selected financial data shown below for the five years in the period ended September 26, 1998 are derived from the audited financial statements of the Company. The information set forth below should be used in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere herein.

                                           Year Ended

                      Sept. 24, Sept. 30, Sept. 28,  Sept. 27,  Sept. 26,
                        1994       1995     1996       1997       1998

                        (In thousands, except share and per share data)

Income Statement Data:
  Net sales ......... $102,629  $107,402  $ 98,320   $ 94,652   $109,456
  Cost of goods sold    86,892    91,642    89,783     89,992     97,720
                       -------   -------   -------     ------     ------
    Gross profit ....   15,737    15,760     8,537      4,660     11,736
  Selling and admini-
    strative expenses    6,963     7,696     7,391      6,800      7,011
                       -------   -------   -------     ------     ------
    Operating income
     (loss)              8,774     8,064     1,146     (2,140)     4,725
  Interest income from
    NS Group, Inc. - net    30       -         -          -          -

  Interest expense .....  (586)     (658)   (1,453)    (2,125)    (2,395)
  Interest income and
    other ..............   164        57        31         34         80
  Gain on involuntary con-
    version of equipment   -         -         369        -          -
                       -------   -------   -------     ------     ------
    Income (loss) before
     income taxes ...... 8,382     7,463        93     (4,231)     2,410
  Income taxes ......... 3,167     2,812        35     (1,599)       916
                       -------   -------   -------     ------     ------
      Net income (loss)$ 5,215  $  4,651  $     58    $(2,632)  $  1,494

  Net income (loss)
    per common share -
    basic and diluted..$  1.06  $    .95  $    .01    $  (.57)   $   .32

  Weighted average
    shares outstanding
      - basic         4,908,158 4,905,456 4,806,161  4,633,315  4,624,671

  Weighted average
    shares outstanding
- diluted       4,924,231 4,909,575 4,806,485  4,633,315  4,630,920

Balance Sheet Data:
  Working capital ..   $ 21,553   $10,324   $14,963    $11,335    $14,153
  Total assets .....     56,870    72,625    78,433     78,770     80,251
  Long-term debt (1)      9,001     7,287    20,000     20,000     20,000
  Shareholders' equity   34,276    38,097    37,110     34,211     35,192

(1)	Net of current portion.


Item 7.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

The following analysis of results of operations and financial condition of the Company should be read in conjunction with "Selected Financial Data" and Financial Statements and Supplementary Data included elsewhere herein.

General


 The Company manufactures special bar quality alloy and carbon steel bar flats to precise customer specification for sale in a variety of niche markets. As a result, while the Company's business is cyclical in nature, the Company has historically generated sufficient cash flow to meet its capital expenditure and debt service requirements.


Results of Operations

The following table sets forth the percentages of the Company's net sales represented by certain income and expense items for the periods indicated.
                                                  Year Ended
                                       September   September   September
                                        28, 1996    27, 1997    26, 1998

      Net sales ......................   100.0%      100.0%      100.0%
      Cost of goods sold .............    91.3        95.1        89.3
                                         -----       -----       -----
      Gross profit ...................     8.7         4.9        10.7
      Selling and administrative
        expenses .....................     7.5         7.2         6.4
                                         -----       -----       -----
      Operating income (loss) ........     1.2        (2.3)        4.3
      Interest expense ...............    (1.5)       (2.2)       (2.2)
      Interest income and other ......      -           -           .1
      Gain on involuntary conversion
        of equipment .................      .4          -           -
                                         -----       -----       -----
      Income (loss) before income taxes     .1        (4.5)        2.2
      Income taxes  ...................     -         (1.7)         .8
                                         -----       -----       -----
      Net income (loss) ...............     .1%       (2.8%)       1.4%


Year Ended September 26, 1998 Compared with Year Ended September 27, 1997

Net Sales. Net sales for fiscal 1998 increased by $14.8 million, or 15.6%, to $109.5 million from $94.7 million in fiscal 1997. The increase in sales is attributed to an increase in shipments and an increase in average selling price. Shipments increased by 10.7% from 217,000 tons in fiscal 1997 to 240,300 tons in fiscal 1998. The increase in shipments resulted from the strong demand for the Company's products during the first three quarters of fiscal 1998, and from the increase in tons available for shipment due to improvements in productivity. Also, shipments for fiscal 1997 were negatively impacted by the effect on production of the melt shop operations being shut down for twelve days in order to decontaminate the baghouse facility, after the detection of a radioactive substance in the baghouse dust. The increase in average selling price is attributed to the price increases implemented on many products during the first half of fiscal 1998.

Cost of Goods Sold. Cost of goods sold for fiscal 1998 increased
$7.7 million, or 8.6%, to $97.7 million from $90.0 million in fiscal 1997. As a percentage of net sales, cost of goods sold decreased from 95.1% in fiscal 1997 to 89.3% in fiscal 1998. The increase in cost of goods sold reflects the increase in shipments offset by a decrease in the per ton cost of tons shipped. The decrease in the per ton cost of tons shipped during fiscal 1998 as compared to fiscal 1997 resulted from lower conversion costs due to improvements in productivity, offset partially by an increase in scrap costs. The cost of goods sold for fiscal 1997 includes a $2.3 million reimbursement from business interruption insurance related to the decontamination of the baghouse.

Gross Profit.  As a result of the above, gross profit for fiscal
1998 increased by $7.0 million from $4.7 million in fiscal 1997 to $11.7 million in fiscal 1998. As a percentage of net sales, gross profit increased from 4.9% in fiscal 1997 to 10.7% in fiscal 1998.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, human resources, and other administrative departments. Selling and administrative expenses for fiscal 1998 increased $.2 million, or 3.1%, to $7.0 million from $6.8 million for fiscal 1997. As a percentage of net sales, such expenses decreased from 7.2% for fiscal 1997 to 6.4% for fiscal 1998. The decrease as a percentage of sales is primarily the result of an increase in net sales (as discussed above) for fiscal 1998.

Operating Income. Fiscal year 1998 reflected operating income of $4.7 million as compared to an operating loss of $2.1 million for fiscal 1997. As a percentage of net sales, operating income increased from (2.3%)in fiscal 1997 to 4.3% for fiscal 1998.

Interest Expense. Interest expense increased by $.3 million to $2.4 million in fiscal 1998 from $2.1 million in fiscal 1997, net of interest capitalized of $11,000 for fiscal 1997. The increase is the result of additional borrowings on the Company's line of credit.

	Provision (Credit) for Income Taxes. The Company has recorded a tax provision of approximately $.9 million in fiscal 1998 as compared to a benefit of $1.6 million in fiscal 1997 at an effective tax rate of 38% for both years. As of September 26, 1998 the Company has net deferred tax assets of $6.6 million, which is net of a $2.7 million valuation allowance. Included in the $9.3 million of gross deferred tax assets is $5.4 million of net operating tax loss carryforwards which expire beginning in 2011. The realization of the deferred tax assets is dependent in part upon generation of sufficient future taxable income. Management has considered the levels of currently anticipated pre-tax income in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical pre-tax income levels, the nature of certain events which adversely affected operations in fiscal 1996 and 1997, the results of operations for fiscal 1998 and other factors, management believes it is more likely than not that the net deferred tax asset, after consideration of the valuation allowance which has been established, will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

Net Income. As a result of the above, fiscal 1998 reflected net income of $1.5 million as compared to a net loss of $2.6 million in fiscal 1997. As a percentage of net sales, net income increased from (2.8%) in fiscal 1997 to 1.4% in fiscal 1998.

Year Ended September 27, 1997 Compared with Year Ended September 28, 1996


Net Sales. Net sales for fiscal 1997 decreased by $3.6 million
(3.7%) to $94.7 million from $98.3 million for fiscal 1996 due to a decline in shipments. Total shipments for fiscal 1997 were approximately 217,000 tons, down 3.9% from fiscal 1996, while the average selling price per ton remained constant with the prior year. The decline in shipments primarily resulted from the third quarter shutdown caused by a radioactive contamination of the baghouse, continued start-up of the ladle metallurgy facility during the first half of fiscal 1997, and a ten day Melt Shop outage in the second quarter which is discussed below.

Cost of Goods Sold.  Cost of goods sold for fiscal 1997 increased
$.2 million, or .2%, to $90.0 million from $89.8 million for fiscal 1996. As a percentage of net sales, cost of goods sold increased from 91.3% for fiscal 1996 to 95.1% in fiscal 1997. The increase in cost of goods sold is primarily due to higher conversion costs and additional depreciation, partially offset by a decrease in material costs. Conversion costs for fiscal 1997 were adversely impacted by lower production during the third quarter due to the twelve day shutdown of the Melt Shop operations required to decontaminate the baghouse facilities following detection of a radioactive substance in the baghouse dust and by the shut down and restart of the caster during the second quarter. The caster was also shut down for repairs for 10 days in late December and early January. During this 10 day shut down, the Company converted an additional caster strand to allow for increased production of thicker, wider products. The resulting shortage of billets idled the rolling mill for several days and negatively impacted rolling mill production and productivity. To a lesser degree, conversion costs were also adversely impacted by an increase in repair, maintenance and supply costs, health benefit costs and the continued start-up phase of the new ladle metallurgy facility in the first half of fiscal 1997.

The cost of goods sold for fiscal 1996 includes a $1.7 million reimbursement from business interruption insurance, related to a caster fire. The fiscal year 1997 includes a $2.3 million reimbursement from business interruption insurance related to the decontamination of the baghouse in the calculation of cost of goods sold.

Gross Profit. As a result of the above, gross profit for fiscal
1997 decreased by $3.8 million (45.4%) from $8.5 million in fiscal 1996 to $4.7 million in 1997. As a percentage of net sales, gross profit decreased from 8.7% in fiscal 1996 to 4.9% in fiscal 1997.

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

Operating Income. Fiscal year 1997 reflected an operating loss of $2.1 million as compared to operating income of $1.1 million for fiscal 1996. As a percentage of net sales, operating income decreased from 1.2% in fiscal 1996 to (2.3%) for fiscal 1997.

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


Liquidity and Capital Resources

Cash flows from operating activities amounted to $3.9 million, $2.5 million, and $2.3 million in fiscal 1996, 1997 and 1998, respectively. Fiscal 1996 operating cash flows reflect lower earnings which have partially been offset by additional depreciation and a reduction in accounts receivable and inventories. The additional depreciation is related to the equipment placed in service during the latter part of the third quarter of fiscal 1995. The decrease in accounts receivable reflects the lower average net selling price for shipments during the fourth quarter of fiscal 1996 as compared to the fourth quarter of fiscal 1995. The decrease in inventories is primarily attributed to a decrease in finished goods inventory, which has partially been offset by the increase in carrying value from the increase in conversion costs.

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

	Fiscal 1998 operating cash flows reflect net income of $1.5 million, depreciation and amortization of $3.7 million, and the decrease in net deferred tax asset of $1.2 million. Operating cash flows were negatively impacted by a $3.8 million increase in inventories. The increase in inventories is primarily attributed to an increase in finished goods inventory offset somewhat by a decrease in scrap inventory. The increase in finished goods inventory is due to lower than anticipated fourth quarter shipments in fiscal 1998 and lower than normal inventories in fiscal 1997 due to production problems.

Cash flows used by investing activities consist of capital expenditures, net of changes in capital expenditures payables, of $11.2 million, $5.1 million, and $2.5 million in fiscal 1996, 1997, and 1998, respectively. The decrease in capital expenditures in fiscal 1998 is primarily due to capital expenditures returning to a more routine maintenance level following the completion of the capital expenditure program which expanded the Company's casting, rolling and finishing capacity and increased the size range of products the Company can produce, and the completion of the ladle metallurgy facility. Cash flows from investing activities for fiscal 1996 also include the proceeds from the involuntary conversion of equipment of $.9 million.

Cash flows provided from financing activities amounted to $6.1 million, $2.6 million, and $.2 million in fiscal 1996, 1997, and 1998, respectively. The $6.1 million in fiscal 1996 reflects net repayments of $3.6 million on the Company's line of credit, $9.0 million repayment on long-term debt, and $1.3 million for purchases of treasury stock, offset by the proceeds of $20.0 million of unsecured senior notes. The $2.6 million in fiscal 1997 reflects $3.1 million in advances on the Company's line of credit facility offset by $.5 million used for the purchases of treasury stock. The $.2 million in fiscal 1998 reflects $.8 million in advances on the Company's line of credit facility offset by $.6 used for the purchase of treasury stock.

Working capital at September 26, 1998, was $14.2 million as compared to $11.3 million at September 27, 1997. The current ratio was
1.6 to 1.0 at September 26, 1998 as compared to 1.5 to 1.0 at September 27, 1997. The increase in working capital and current ratio is primarily attributed to a decrease in capital expenditures as fiscal 1998 saw the Company return to a more routine maintenance capital expenditure level.


	The Company completed its 500,000 share buyback program during fiscal 1998 and the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's common stock. Subsequent to the fiscal year ended September 26, 1998, the Company repurchased 403,785 shares of common stock.

The Company's primary ongoing cash requirements are for current capital expenditures. The two sources for the Company's liquidity are internally generated funds and its bank credit facility. The Company has $11.4 million in borrowings outstanding on its line of credit as of September 26, 1998. The Company believes that the bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs through the next twelve-month period.


Year 2000 Compliance

      The following Year 2000 discussion is provided in response to the Securities and Exchange Commission's recent interpretative statement expressing its view that public companies should include detailed discussion of Year 2000 issues in their MD&A.

 	The Company is currently assessing the issues confronting it related to the "Year 2000 problem", which is the result of the inability of many computer systems and electronic equipment to distinguish the Year 2000 from the year 1900. The Company is following an organized program to assure the Company's information technology systems and related
infrastructure will be Year 2000 compliant.   The Company has divided its
Year 2000 issues into three areas including: computer hardware and software business systems, manufacturing processing control devices and related systems, and facility support systems. The Company's Year 2000 program includes three phases: (1) an audit and assessment phase designed to identify Year 2000 issues; (2) a modification phase designed to correct Year 2000 issues (this phase includes testing of individual modifications as they are installed); and (3) a testing phase to test entire systems for Year 2000 compliance after individual modifications have been installed and tested.

	The Company has completed the audit and assessment phase for both the computer hardware and software business systems and the facility support systems. The Company currently expects that the audit and assessment phase for the manufacturing process control devices and related systems will be completed by December 31, 1998.

	The Company is currently performing the second phase of its program including modification and testing of individual modifications on its computer hardware and software business systems. The Company expects to complete the second phase of its program for these business systems by December 31, 1998. The Company also expects to conduct final testing of its business systems in the first calendar quarter of 1999.

	The Company currently expects to complete modification and testing of its manufacturing control devices and related systems by the first calendar quarter of 1999. After all modifications have been made, appropriate testing of the system will be performed prior to June 30, 1999.

	Management has estimated that the cost for correction of Year 2000 issues, including any software and hardware changes and the cost of personnel involved in working on the project, will be approximately $300,000. The Company estimates that 25% of the total cost has been spent to date. The Year 2000 updates are being funded out of funds generated from operations and account for less than 30% of the Company's information technology budget.

     The Company's Year 2000 program includes investigation of the Year 2000 readiness status of our major vendors and customers. The Company is using letters, questionnaires and protocols to determine its vendors' and customers' 2000 readiness. The Company has contacted all major vendors including energy and scrap suppliers and external service providers including banks, insurance companies and phone service providers to determine their Year 2000 compliance status. If any such vendor indicates that they will not be Year 2000 compliant, the Company will develop contingency plans to address the issue, which may include identifying and developing other vendors. The Company has also contacted significant customers to determine their progress towards Year 2000 compliance and to identify issues, if any, which might develop if a customer is unable to become year 2000 compliant on a timely basis. If any issues are identified, the Company expects to develop procedures to permit the Company to continue to supply the customer despite Year 2000 issues.

	The Company does not have a contingency plan to operate in the event that its business systems are not Year 2000 compliant. As our work progresses, if testing scheduled for the first calendar quarter of 1999 suggests that there is a significant risk that the business systems might not be Year 2000 compliant, a contingency plan will be developed.


Impact of Inflation and Changing Prices

While the Company has not experienced any material long-term adverse effects on operations in recent years because of inflation, margins have been affected by inflationary conditions. The Company's primary cost components are steel scrap, labor, and energy, all of which are susceptible to domestic inflationary pressures. Scrap costs are frequently influenced by supply and demand factors as well as general economic conditions. In contrast, finished product prices are influenced by nationwide economic trends and manufacturing capacity within the steel industry. While the Company has generally been successful in passing on cost increases through price increases, the effect of steel imports, market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company's ability to increase prices. See "Business - Employees," "Competition and Other Market Factors," "Raw Materials" and "Manufacturing Operation."


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

Without limiting the foregoing, various statements in the previous discussion of Year 2000 are likewise forward-looking statements. These statements include statements of the Company's expectations, statements with regard to schedules and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include the inability of the Company to complete the plans and modifications that it has identified, the failure of software vendors to deliver the upgrades and repairs to which they have committed, the wide variety of information technology systems and components, both hardware and software, that must be evaluated and the large number of vendors and customers with which the Company interacts. The Company's assessments of the effects of Year 2000 on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.


Impact of Recent Accounting Pronouncements

See Note 2 "Summary of Significant Accounting Policies" of the
Notes to Consolidated Financial Statements of the Company.


Item 7A.	Qualitative and Quantitative Disclosure about Market Risk

	Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.


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

4.6	Amendment No. 2 to Amended and Restated Loan Agreement
between Registrant and National City Bank, Kentucky. Filed as Exhibit 4.6 to Registrant's Form 10-Q, No. 0-22416, filed on February 9, 1998, and incorporated by reference herein.

     4.7 	Amendment No. 1 to Amended and Restated Export Financing
Agreement between Registrant and National City Bank,
Kentucky.  Filed as Exhibit 4.7 to Registrant's Form 10-Q,
No. 0-22416, filed on February 9, 1998, and incorporated by reference herein.

    10.1	Transfer Agreement between NS Group, Inc., Kentucky Electric
Steel Corporation, and Registrant, filed as Exhibit 10.2 to
Registrant's Form 10-K for the fiscal year ended September
25, 1993, File No. 0-22416, and incorporated by reference herein.

    10.2	Tax Agreement between NS Group, Inc., Kentucky Electric Steel
Corporation and Registrant, filed as Exhibit 10.3 to Registrant's Form 10-K for the fiscal year ended September
25, 1993, File No. 0-22416, and incorporated by reference herein.

    10.3	Form of Indemnification Agreement between Registrant and Its
Executive Officers and Directors, filed as Exhibit 10.4 to
Amendment No. 1 to Registrant's Registration Statement on
Form S-1 (No. 33-67140), and incorporated by reference herein.*

    10.4	Registration Rights Agreement between Registrant and NS
Group, Inc., filed as Exhibit 10.7 to Registrant's Form 10-K for the fiscal year ended September 25, 1993, File No. 0-
22416, and incorporated by reference herein.

10.5	Kentucky Electric Steel, Inc. 1993 Employee Stock Option/
Restricted Stock Plan, filed on Registrant's Form S-8 (No.
33-77598), filed on April 12, 1994, and incorporated by reference herein.*

10.6	Kentucky Electric Steel, Inc. 1993 Transition Stock Option
Plan, filed on Registrant's Form S-8 (No. 33-77598), filed on
April 12, 1994, and incorporated by reference herein.

    10.7	Contract with Morgan-Pomini Company for Rolling and
Finishing End Modernization filed as Exhibit 10.8 to
Registrant's Form 10-Q, No. 0-22416, filed on May 4,
1994, and incorporated by reference herein.

    10.8	The Kenucky Electric Steel, Inc. Salary Continuation
Plan, effective June 7, 1994, for the benefit of the Company's eligible salaried employees, filed as Exhibit
10.10 to Registrant's Form 10-K for the fiscal year ended
September 24, 1994, File No. 0-22416, and incorporated by reference herein.*

    10.9 	The Kentucky Electric Steel, Inc. Executive Severance Plan,
effective June 7, 1994, for the benefit of the Company's eligible Executive Officers, filed as Exhibit 10.11 to Registrant's Form 10-K for the fiscal year ended September
24, 1994, File No. 0-22416, and incorporated by reference herein.*

    10.10	Employment agreements dated June 7, 1994, between Kentucky
Electric Steel, Inc. and its four Executive Officers, as amended, filed herewith.*

    10.11	Salary Continuation Agreements entered into between Kentucky
Electric Steel, Inc. and its four Executive Officers, filed
		herewith.*

    10.12	The Kentucky Electric Steel, Inc. Key Employee Stock/Loan
Plan, effective February 2, 1995 for the benefit of the
Company's   Executive Officers, filed as Exhibit 10.14 to
Registrant's Form 10-Q, No. 0-22416, filed on February 9,
1995, and incorporated by reference herein.*

    10.13	Contract with EMC International, Inc. for Ladle Metallurgy
Facility, filed as Exhibit 10.15 to Registrant's Form 10-Q,
No. 0-22416, filed on May 16, 1995, and incorporated by reference herein.

    10.14	Kentucky Electric Steel, Inc. 1994 Employee Stock Option/
Restricted Stock Plan, filed on Registrant's Form S-8 (No.
33-301218), filed on February 12, 1996, and incorporated by reference herein.*

    10.15	Rights Agreement between Kentucky Electric Steel, Inc. and
Wachovia Bank of North Carolina, N.A., dated as of February
27, 1996, filed  as Exhibit 4 to Registrant's Form 8-K, File
No. 0-22416, filed on February 28, 1996 and incorporated by reference herein.

10.16	First Addendum to Agreement with Morgan-Pomini Company for
Rolling and Finishing Fund Modernization, filed as Exhibit
10.15 to Registrant's Form 10-Q, No. 0-22416, filed on
February 11, 1997, and incorporated by reference herein.

10.17	Remediation and Waste Disposal Agreement - Zhagrus
Environmental, Inc., filed as Exhibit 10.16 to Registrant's
Form 10-Q, No. 0-22416 filed on May 12, 1997 and incorporated by reference herein.

10.18 The Kentucky Electric Steel, Inc. Share Plan for Non-Employee Directors, filed as Exhibit 10.19 to Registrant's Form 10-K, No. 0-22416 filed on December 19, 1997 and incorporated by reference herein.*


10.19	Split Dollar Insurance Agreement dated September 1, 1998
between Kentucky Electric Steel, Inc. and its four Executive
Officers, filed herewith.*

    23	Consent of Arthur Andersen LLP

    27      Financial Data Schedule

     (b)    Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 26, 1998.










* Indicates management contracts or compensatory plans or arrangements in which one or more Directors or Executive
   Officers of the Company participate or is a party.

	SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         KENTUCKY ELECTRIC STEEL, INC.


December 11, 1998                      By:  \s\Charles C. Hanebuth

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



Signatures                     Title                      Date


\s\Charles C. Hanebuth   President, Chief Executive     December 11, 1998
Charles C. Hanebuth        Officer and Chairman

\s\William J. Jessie     Vice President, Secretary,     December 11, 1998
William J. Jessie          Treasurer and Chief
         Financial Officer
                          (Principal Financial and
                           Accounting Officer)

\s\Clifford R. Borland   Director                       December 11, 1998
Clifford R. Borland

\s\Carl E. Edwards, Jr.  Director                       December 11, 1998
Carl E. Edwards, Jr.

\s\J. Marvin Quin, II    Director                       December 11, 1998
J. Marvin Quin, II

\s\David C. Struve       Director                       December 11, 1998
David C. Struve




<PAGE





KENTUCKY ELECTRIC STEEL, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



Financial Statements                                       Page(s)

Report of Independent Public Accountants .................   F-1

Consolidated Balance Sheets - September 27, 1997 and
September 26, 1998 .......................................	 F-2

Consolidated Statements of Operations - Years ended
September 28, 1996, September 27, 1997 and
September 26, 1998 .......................................	 F-3

Consolidated Statements of Changes in Shareholders' Equity -
Years ended September 28, 1996, September 27, 1997, and
September 26, 1998 .......................................	 F-4



Consolidated Statements of Cash Flows - Years ended
September 28, 1996, September 27, 1997 and
September 26, 1998 .......................................	 F-5

Notes to Consolidated Financial Statements ...............	 F-6


Financial Statement Schedule

      Report of Independent Public Accountants .................   S-1

Schedule II  Valuation and Qualifying Accounts ...........	 S-2

	REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Kentucky Electric Steel, Inc.:

	We have audited the accompanying consolidated balance sheets of Kentucky Electric Steel, Inc. (a Delaware corporation) and subsidiary as of September 27, 1997 and September 26, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Electric Steel, Inc. and subsidiary as of September 27, 1997 and September 26, 1998 and the results of their operations and their cash flows for each of the three years in the period ending September 26, 1998 in conformity with generally accepted accounting principles.





       Arthur Andersen LLP



Cincinnati, Ohio,
October 28, 1998


KENTUCKY ELECTRIC STEEL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                             September     September
                                              27, 1997      26, 1998
                       ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                $    127       $    150
     Accounts receivable, less allowance for
       doubtful accounts of $470 in
       1997 and $460 in 1998                    11,577         12,037
     Insurance claim receivable                    900           -
     Inventories                                16,538         20,363
     Operating supplies and other current
       assets                                    4,802          5,206
     Refundable income taxes                       900           -
     Deferred tax assets                           457            648
                                               -------        -------
               Total current assets             35,301         38,404
                                               -------        -------
   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                          4,448          4,532
     Machinery and equipment                    40,301         42,004
     Construction in progress                    2,012          3,031
     Less - accumulated depreciation           (11,229)       (14,772)
                                               -------        -------
          Net property, plant and equipment     35,532         34,795
                                               -------        -------
   DEFERRED TAX ASSETS                           7,159          5,990
                                               -------        -------
   OTHER ASSETS                                    778          1,062
                                               -------        -------
          Total assets                        $ 78,770       $ 80,251

        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit               $ 10,635       $ 11,397
     Accounts payable                            7,977          7,056
     Capital expenditures payable                  547            857
     Accrued liabilities                         3,700          3,834
     Environmental liabilities                     982            982
     Current portion of long-term debt             125            125
                                               -------        -------
          Total current liabilities             23,966         24,251
                                               -------        -------
   LONG-TERM DEBT                               20,000         20,000
                                               -------        -------
   OTHER LIABILITIES                               593            808
                                               -------        -------
          Total liabilities                     44,559         45,059
                                               -------        -------
   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value,
       1,000,000  shares authorized,
       no shares issued                           -              -
     Common stock, $.01 par value,
       15,000,000 shares authorized,
       4,977,988 and 4,985,937 shares
       issued, respectively                         50             50
     Additional paid-in capital                 15,665         15,671
     Less treasury stock - 350,976 and 526,996
       shares at cost, respectively             (2,638)        (3,254)
     Deferred compensation                        (170)           (73)
     Retained earnings                          21,304         22,798
                                               -------        -------
          Total shareholders' equity            34,211         35,192
                                               -------        -------
        Total liabilities and shareholders'
          equity                              $ 78,770       $ 80,251



See notes to consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)

                                                 Year Ended
                                    September    September    September
                                     28, 1996     27, 1997     26, 1998
NET SALES                            $ 98,320     $ 94,652     $109,456
COST OF GOODS SOLD                     89,783       89,992       97,720
                                      -------      -------      -------
       Gross profit                     8,537        4,660       11,736

SELLING AND ADMINISTRATIVE EXPENSES     7,391        6,800        7,011
                                      -------      -------      -------
       Operating income (loss)          1,146       (2,140)       4,725

INTEREST EXPENSE                       (1,453)      (2,125)      (2,395)
INTEREST INCOME AND OTHER                  31           34           80
GAIN ON INVOLUNTARY CONVERSION
  OF EQUIPMENT                            369         -            -
                                      -------      -------      -------
       Income (loss) before income taxes   93       (4,231)       2,410

PROVISION (CREDIT) FOR INCOME TAXES        35       (1,599)         916
                                      -------      -------      -------

       Net income (loss)             $     58     $ (2,632)    $  1,494

NET INCOME (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED                  $    .01     $   (.57)    $    .32

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC                             4,806,161    4,633,315    4,624,671


WEIGHTED AVERAGE SHARES OUTSTANDING -
  DILUTED                           4,806,485    4,633,315    4,630,920





See notes to consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Years in the Period Ended
September 26, 1998


(Dollars in Thousands)
                                         Addi-
                                         tional
Deferred
                          Common Stock   Paid-In    Treasury Stock
Compen-  Retained
                         Shares  Amount  Capital   Shares    Amount  sation
  Earnings  Total
BALANCE, Sept. 30, 1995 4,974,099  $50   $15,710  (100,000) $  (869) $(672)
  $23,878  $38,097
  Stock loan grants          -       -      -         -         -      (32)
     -         (32)
  Amortization of
    deferred comp-
    ensation                 -       -      -         -         -      283
      -         283
  Purchases of treasury
    stock                    -       -      -     (173,000)  (1,296)    -
      -      (1,296)
  Net income                 -       -      -         -         -       -
        58       58
                        ---------   --    ------   -------    -----    ---
    ------   ------
BALANCE, Sept. 28, 1996 4,974,099   50    15,710  (273,000)  (2,165)  (421)
   23,936   37,110
  Tax effect of
    restricted stock
    recognized differ-
    ently for financial
    reporting and tax
    purposes                 -       -       (66)     -         -       -
      -         (66)
  Amortization of
    deferred comp-
    ensation                 -       -      -         -         -      251
      -         251
  Issuance of stock         3,889    -        21      -         -       -
      -          21
  Purchases of treasury
    stock                    -       -      -      (77,976)    (473)    -
      -        (473)
  Net (loss)                 -       -      -         -         -       -
    (2,632)  (2,632)
                        ---------   --    ------   -------    -----    ---
    ------   ------
BALANCE, Sept. 27, 1997 4,977,988   50    15,665  (350,976)  (2,638)  (170)
   21,304   34,211
Tax effect of
    restricted stock
    recognized differ-
    ently for financial
    reporting and tax
    purposes                 -       -       (42)     -         -       -
      -         (42)
  Amortization of
    deferred comp-
    ensation                 -       -      -         -         -       97
      -          97
  Issuance of stock         7,949    -        48      -         -       -
      -          48
  Purchases of treasury
    stock                    -       -      -     (176,020)    (616)    -
      -        (616)
  Net income                 -       -      -         -         -       -
     1,494    1,494
                        ---------   --    ------   -------    -----    ---
    ------   ------
BALANCE, Sept. 26, 1998  4,985,937  $50   $15,671  (526,996) $(3,254)
$(73)  $22,798  $35,192







See notes to consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
                                                 Year Ended
                                    September    September    September
                                     28, 1996     27, 1997     26, 1998
Cash Flows From Operating Activities:
  Net income (loss)                   $    58     $ (2,632)    $ 1,494
  Adjustments to reconcile net income
    (loss) to net cash flows from
    operating activities:
      Depreciation and amortization     2,769        3,737       3,683
      Gain on involuntary conversion
        of equipment                     (369)         -            -
      Change in deferred taxes            618        (896)       1,169
      Change in other                    (257)       (158)        (154)
      Changes in current assets and
        current liabilities:
          Accounts receivable             815         536         (460)
          Insurance claim receivable       -         (900)         900
          Inventories                     838         829       (3,825)
          Operating supplies and other
            current assets                206         265         (404)
          Refundable income taxes         (88)       (360)         900
          Deferred tax assets            (487)        223         (191)
          Accounts payable                (81)        763         (921)
          Accrued liabilities             (74)         61          134
          Environmental liabilities       -           982           -
                                       ------      ------       ------
Net cash flows from operating
 activities 		  3,948       2,450        2,325
                                       ------      ------       ------
Cash Flows From Investing Activities:
  Proceeds from involuntary
    conversion of equipment               912         -             -
  Capital expenditures                (10,509)     (3,226)      (2,806)
  Change in capital expenditures
    payable      		   (672)     (1,858)         310
                                       ------      ------       ------
Net cash flows from investing
  activities   		(10,269)     (5,084)      (2,496)
                                       ------      ------       ------
Cash Flows From Financing Activities:
  Net advances (repayments) on
    line of credit             	 (3,585)      3,089          762
  Repayments on long-term debt 	 (9,001)        -             -
  Proceeds from long-term debt
     borrowings   		 20,000         -             -
  Issuance of common stock               -             21           48
  Purchases of treasury stock          (1,296)       (473)        (616)
                                       ------      ------       ------
Net cash flows from financing
  activities                            6,118       2,637          194
                                       ------      ------       ------
Net increase (decrease) in cash
  and cash equivalents                   (203)          3           23
Cash and Cash Equivalents -
  Beg. of Period                          327         124          127
                                       ------      ------       ------
Cash and Cash Equivalents -
  End of Period                       $   124     $   127      $   150

Interest Paid, net of amount
  capitalized                         $   884     $ 2,142      $ 2,371

Income Taxes Paid                     $   376     $   -        $   200

See notes to consolidated financial statements


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)	Nature of Operations

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

 	Cash and Cash Equivalents
	Cash includes currency on-hand and deposits with financial institutions. Cash equivalents consist of investments with original maturities of three months or less. Amounts are stated at cost, which approximates market value.

	Inventories
	Inventory costs include material, labor and manufacturing overhead. Inventories are valued at the lower of average cost or market.

	Property, Plant and Equipment and Depreciation
	Property, plant and equipment is recorded at cost, less accumulated depreciation. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally 3 to 12 years for machinery and equipment and 15 to 30 years for buildings and improvements. Depreciation for income tax purposes is computed using accelerated methods. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for equipment renewals, which extend the useful life of any asset, are capitalized. The Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

	The Company capitalizes interest costs as part of the historical cost of acquiring major capital assets. Interest cost of $262,000 and $11,000 was capitalized for the years ended September 28, 1996 and September 27, 1997, respectively. No interest was capitalized for the year ended
September 26, 1998.

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

	Recent Accounting Pronouncements
	In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS No. 130) "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company currently has no items of other comprehensive income; therefore, SFAS No. 130 does not currently apply. The Company is required to adopt SFAS No. 130 effective with the fiscal year ending September 25, 1999.

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

	In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not currently have any instruments that would qualify; therefore, SFAS No. 133 does not currently apply. The Company is required to adopt SFAS No. 133 effective as of the beginning of the first fiscal quarter of 2000.

	Fiscal Year End
	The Company's fiscal year ends on the last Saturday of September.

(3)	Inventories

	Inventories at September 27, 1997 and September 26, 1998 consist of the following ($000's):

                                                      1997       1998

              Raw materials                         $ 3,280    $ 1,984
              Semi-finished and finished goods       13,258     18,379
                Total inventories                   $16,538    $20,363



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

(5)	Accrued Liabilities

	Accrued liabilities at September 27, 1997 and September 26, 1998 consist of the following ($000's):
                                                       1997      1998
     Accrued payroll and related liabilities         $ 1,431   $ 1,431
     Accrued insurance and workers' compensation       1,085       820
     Accrued interest payable                            679       702
     Other                                               505       881
                                                     $ 3,700   $ 3,834

 (6)	Long-Term Debt

	Long-term debt of the Company at September 27, 1997 and September 26, 1998 consists of the following ($000's):

                                                      1997        1998
         Unsecured senior notes, due in equal
           annual installments from November
           2000 through 2005, interest at 7.66%     $ 20,000    $20,000
         Other                                           125        125
                                                      20,125     20,125
         Less - Current portion                         (125)      (125)
                                                    $ 20,000    $20,000

	The unsecured senior notes require no principal payments for the first five years. Principal payments commence on November 1, 2000 and are due in equal annual installments over six years. These notes bear interest at the rate of 7.66% per annum, with interest paid semi-annually.

	The Company has a $24.5 million unsecured bank credit facility. Borrowings are limited to defined percentages of eligible inventory and accounts receivable. Interests on borrowings accrue at the rate of LIBOR plus 1.35% or the prime rate minus 1/2%.

	The notes and bank credit facility contain restrictive covenants, which include, among other restrictions, a maximum ratio of total funded debt to total capitalization, a minimum fixed charge coverage ratio, a minimum net worth requirement and restrictions on the payment of dividends.

	As of September 26, 1998, approximately $11.4 million was outstanding under the bank credit facility, approximately $1.5 million was utilized to collateralize various letters of credit and $8.0 million was available for additional borrowings. The weighted average interest rate on short-term borrowings as of September 27, 1997 and September 26, 1998 were 7.3% for both years.

	The estimated fair value of the Company's unsecured senior notes is estimated using discounted cash flow analysis, based upon the estimated market rate as of September 26, 1998. The fair value of the unsecured senior notes was approximately $19.7 million as of September 26, 1998 and as of September 27, 1997.


(7)	Significant Customers and Foreign Sales

	The Company grants trade credit to customers within the markets it serves. Sales to the leaf-springs suspension market represented 25.3%, 18.6%, and 14.2% of total sales for 1996, 1997 and 1998, respectively.

	One company, through several wholly-owned subsidiaries which are customers of the Company, represented 11.7%, 9.6% and 9.2% of net sales in fiscal 1996, 1997 and 1998, respectively. Another customer, through two wholly-owned subsidiaries, which are customers of the Company, accounted for 14.0% and 10.4% of net sales in fiscal 1997 and 1998, respectively. No other customer accounted for more than 10% of net sales.

	The Company's foreign sales represented 8.8%, 8.5%, and 7.5% of total sales for 1996, 1997 and 1998, respectively.


(8)	Income Taxes

 	The provision (credit) for income taxes consists of the following
($000's):

                                      1996         1997        1998

          Current:
            Federal                 $(2,510)    $  (900)      $ 200
            State                      (379)         -           -
                                     (2,889)       (900)        200
          Deferred:
            Federal                   2,541        (498)        596
            State                       383        (201)        120
                                      2,924        (699)        716
          Total provision (credit)
            for income taxes        $    35     $(1,599)      $ 916


	The provision (credit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons ($000's):

                                          1996       1997        1998

      Income tax provision (credit)
        at statutory tax rate of 34% $ 32 $(1,438) $ 819 State income taxes, net of
        federal effect                       1        (103)        64
      Other, net                             2         (58)        33

                                          $ 35     $(1,599)     $ 916


	The components of the net deferred tax asset at September 27, 1997 and September 26, 1998 are as follows ($000's):

                                             Sept. 27,     Sept. 26,
                                                1997         1998

      Deferred tax components:
        Property, plant and equipment        $ 1,126       $  (307)
        Intangibles                            2,737         2,526
        AMT credit carryforwards               1,197         1,177
        NOL carryforward                       4,682         5,429
        Other                                    555           494
                                              10,297         9,319
        Valuation allowance                   (2,681)       (2,681)

           Net deferred tax assets           $ 7,616       $ 6,638


	For Federal income tax purposes the Company has alternative minimum tax carryforwards of approximately $1.2 million, which are not limited by expiration dates. The Company also has gross operating tax loss carryforwards of approximately $16.0 million, which expire beginning in 2011. The Company has recorded deferred tax assets related to these carryforwards.


	The realization of deferred tax assets is dependent in part upon generation of sufficient future taxable income. Management has considered the levels of currently anticipated pre-tax income in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical pre-tax income levels, the nature of certain events which adversely affected operations in fiscal 1996 and 1997, the results of operations for fiscal 1998, and other factors, management believes it is more likely than not that the net deferred tax asset, after consideration of the valuation allowance which has been established, will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.


(9)	Profit Sharing Plans

	The Company has established profit sharing plans for its bargaining unit (hourly) and salaried employees. Generally, the plans require mandatory contributions of five percent of pretax profits (with a guaranteed minimum based on hours worked) for the hourly employees, and an additional discretionary contribution set by the Board of Directors for salaried employees. Expense for contributions was approximately $213,000, $219,000, and $226,000 in 1996, 1997 and 1998, respectively.


(10)  Earnings Per Share

	Statement of Financial Accounting Standards No. 128 (SFAS No. 128) related to earnings per share requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The Company adopted SFAS No. 128 during the first quarter of fiscal 1998. The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                     For the Year Ended          For the Year Ended
                     September 28, 1996          September 27, 1997
                   Per                         Per
                  Share                       Share
                  Income    Shares   Amount   (Loss)     Shares   Amount
Amounts for Basic
  Earnings (Loss)
  Per Share        $58    4,806,161   $.01   $(2,632)  4,633,315  $(.57)

Effect of Dilutive
  Securities
  Options           -           324     -       -          -         -
Amounts for Diluted
  Earnings (Loss)
  Per Share        $58    4,806,485   $.01   $(2,632)  4,633,315  $(.57)




	                        For the Year Ended
                              September 26, 1998
                                                  Per
                                                 Share
                         Income      Shares     Amount
Amounts for Basic
  Earnings Per Share     $1,494     4,624,671    $.32

Effect of Dilutive
  Securities Options       -            6,249      -

Amounts for Diluted
  Earnings Per Share     $1,494     4,630,920    $.32

The following options were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the applicable period:

					        1996        1997        1998
	Transition stock options	169,430	158,702	 92,335
	Employee stock options		236,784	405,168	301,976
						406,214	563,870	394,311

See Note 11 for further information regarding options outstanding.

(11)	Stock Option/Restricted Stock Plan

	The Company has Employee Stock Option/Restricted Stock Plans which provide shares of common stock for awards to eligible employees in the form of stock options and restricted stock. Awards under the plans may be made to any officer or other key employees of the Company. The options become exercisable on a pro rata basis over a period of four years beginning one year after the grant date, except for options issued in conjunction with the initial public offering, which become exercisable over a three-year period, which began on approval by the stockholders of the 1993 Employee Stock Option/Restricted Stock Plan in February 1994.
All unexercised options expire ten years after the date of grant. Option and restricted stock prices range from $5.56 to $12.31 per share.

	The plans also provide for the issuance of restricted stock. The restricted shares vest three years after the grant date. During 1994 in connection with the initial public offering, 18,000 restricted shares were granted and issued, and vest on a pro rata basis over a period of four years beginning one year after the grant date. Compensation expense of $208,000 and $53,000 was recognized in fiscal 1997 and 1998, respectively, as a result of amortization of restricted stock grants over the vesting periods. The unamortized portion of the restricted stock is reflected in deferred compensation and was $53,000 as of September 27, 1997. The restricted stock was fully amortized as of September 26, 1998.

	A summary of transactions in the above plans for fiscal 1997 and 1998 are as follows:

                                     1997                 1998
                                         Weighted-            Weighted-
                                          Average              Average
                                 Stock    Exercise    Stock    Exercise
                                Options    Price     Options    Price
  Options outstanding,
    beginning of year           327,976   $10.11     405,168   $ 9.12
  Options granted                89,192     5.56        -         -
  Options forfeited             (12,000)    9.69     (18,500)    8.46
  Options outstanding,
    end of year                 405,168   $ 9.12     386,668   $ 9.15
  Options exercisable,
    end of year                 186,505   $10.96     263,877   $10.24
      Restricted shares granted    -                    -
  Options and restricted shares
    available for grant          10,733               29,233


	The 1993 Transition Stock Option Plan (the "Transition Plan") was approved by the stockholders in 1994. The Transition Plan was designed to substitute KESI stock options for previously issued NS Group stock options. KESI incentive stock options for 186,539 shares of Common Stock were issued in 1994, with exercise prices varying from $8.76 per share to $20.86 per share. A summary of transactions in the plan for fiscal 1997 and 1998 are as follows:

                                     1997                 1998
                                          Weighted-           Weighted-
                                           Average              Average
                                 Stock     Exercise    Stock   Exercise
                                Options     Price     Options    Price

  Options outstanding,
    beginning of year           169,430    $14.00     158,702   $14.06
  Options granted                  -          -          -         -
  Options forfeited             (10,728)    13.06     (24,892)   14.69
  Options expired                  -          -       (41,475)   20.86
  Options outstanding,
    end of year                 158,702    $14.06      92,335   $10.84
  Options exercisable,
    end of year                 149,720    $14.38      92,335   $10.84


	The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations. Under this method, no compensation cost has been recognized for the Company's Employee Stock Option Plan for fiscal years 1996, 1997, and 1998. Had compensation cost for the stock options granted in fiscal
1996 and 1997 been determined based on the fair value of the options at the grant dates for awards under those plans consistent with the fair value method pro forma net income and basic and diluted earnings per share would have been a net loss of $4,000 and $.00 per share for fiscal 1996, a net loss of $2.7 million and $.59 per share for fiscal 1997, and net income of $1.4 million or $.30 per share for fiscal 1998. These pro forma disclosures are not likely to be representative of the effect on reported net income and basic and diluted earnings per share for future years since current options vest over a three to four year period and additional options are generally granted each year. The weighted-average fair value of options granted in fiscal 1996 and fiscal 1997 was $4.38 and $3.15 per share, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions: weighted average risk free interest rate of 6.96% for fiscal 1996 and 6.59% for fiscal 1997, weighted average volatility of 38.4%, expected life of eight years and zero dividends. The Company did not grant any options in fiscal 1998.

	The following table summarizes information about stock options outstanding at September 26, 1998 under the Employee Stock Option/Restricted Stock Plans and the Transition Plan:


                     Options Outstanding       Options Exercisable
                             Weighted-
                              Average    Weighted-              Weighted-
                   Number     Remaining   Average     Number     Average
    Range of    Outstanding  Contractual  Exercise  Exercisable Exercise
Exercise Prices  at 9/26/98    Life        Price    at 9/26/98    Price


Employee Stock Option/Restricted Stock Plans:
$ 5.56 -  7.63    165,884    8.12 Years   $ 6.57      62,642     $ 6.92
  9.13 - 12.31    220,784    6.00 Years    11.09     201,235      ll.28
  5.56 - 12.31    386,668    6.91 Years     9.15     263,877      10.24

Transition Plan:
$ 8.76 -  9.05     60,405    3.88 Years   $ 8.86      60,405     $ 8.96
 14.40 - 19.57     31,930     .71 Years    14.60      31,930      l4.60
  8.76 - 19.57     92,335    2.78 Years    10.84      92,335      10.84


	The Company has a key employees' stock loan plan which provides for the granting of loans to eligible employees for the purchase of the Company's common stock in the open market. Under the terms of the plan, the loans are forgiven, and the related amounts expensed, on a pro-rata basis over a five-year period of service beginning at the date of grant. The unamortized balance due from eligible employees under the plan is reflected as deferred compensation and shown as a reduction of shareholders' equity and was $117,000 and $73,000 as of September 27, 1997 and September 26, 1998, respectively. In fiscal 1997 and fiscal
1998, the Company recognized $43,000 and $44,000 of compensation expense related to the plan.

	During 1997, the Board of Directors established the Kentucky Electric Steel, Inc. Share Plan for Non-Employee Directors (the "Plan"), which provides for the issuance of stock in lieu of cash for director services. Under the Plan, 25,000 shares were authorized for issuance. The Plan provides for issuance of common stock for at least 60% of the fees payable with respect to the applicable meeting for each Non-Employee Director. During fiscal 1997, 3,889 shares were issued at stock prices ranging from $5.13 to $5.50 per share. During fiscal 1998, 7,949 shares were issued at stock prices ranging from $3.50 to $6.94 per share.


(12)	Shareholders' Equity

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


(13)  Commitments and Contingencies

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

	The Company generates both hazardous wastes and non-hazardous wastes, which are subject to various governmental regulations. Estimated costs to be incurred in connection with environmental matters are accrued when the prospect of incurring costs for testing or remedial action is deemed probable. The Company is not aware of any asserted or unasserted environmental claims against the Company and no accruals for such matters have been recorded in the accompanying balance sheets except as disclosed in Note 4. However, discovery of unknown conditions could result in the recording of accruals in the periods in which they become known.


(14)  Quarterly Financial Data (Unaudited)

	Quarterly results of operations (in thousands, except share and per share amounts) for fiscal 1997 and fiscal 1998 are as follows:

                              First      Second       Third      Fourth
                             Quarter     Quarter     Quarter     Quarter


1997
Net sales                  $  23,382    $  23,159   $  22,724   $  25,387
Gross profit               $     (14)   $    (456)  $   2,370   $   2,760
Net income (loss)          $  (1,384)   $  (1,659)  $      45   $     366
Net income (loss) per
  common share -
  basic and diluted        $    (.30)   $    (.36)  $     .01   $     .08
Weighted average shares
  outstanding - basic      4,658,691    4,626,639   4,622,062   4,626,414
Weighted average shares
  outstanding - diluted    4,658,691    4,626,639   4,622,062   4,626,414

1998
Net sales                  $  26,020    $  29,610   $  27,751   $  26,075
Gross profit               $   2,340    $   3,423   $   3,457   $   2,516
Net income                 $      41    $     563   $     652   $     238
Net income per
  common share -
  basic and diluted        $     .01    $     .12   $     .14   $     .05
Weighted average shares
  outstanding - basic      4,626,383    4,626,033   4,626,375   4,619,893
Weighted average shares
  outstanding - diluted    4,643,073    4,630,520   4,630,192   4,619,893

	REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Kentucky Electric Steel, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Kentucky Electric Steel, Inc.'s annual report on Form 10-K, and have issued our report thereon dated October 28, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



      Arthur Andersen LLP


Cincinnati, Ohio,
October 28, 1998

                                                            SCHEDULE II



	KENTUCKY ELECTRIC STEEL, INC.

	VALUATION AND QUALIFYING ACCOUNTS

	(Dollars in Thousands)


                                           Reserves Deducted
                                                        from Assets in
                                                         Balance Sheets
                                                         Allowance for
                                                           Doubtful
                                                          Accounts (1)



 BALANCE, September 30, 1995 .....................     $  625
         Additions:
           Charged to costs and expenses ...............        651
         Deductions:
           Net charge-off of accounts deemed
             uncollectible     .........................        470
                                                                ---
       BALANCE, September 28, 1996 .....................        390
         Additions:
           Charged to costs and expenses ...............        120
         Deductions:
           Net charge-off of accounts deemed
             uncollectible     .........................        (40)
                                                                ---
       BALANCE, September 27, 1997 .....................        470

         Additions:
           Charged to costs and expenses ...............        (10)
         Deductions:
           Net charge-off of accounts deemed
             uncollectible     .........................         -
                                                                ---
       BALANCE, September 26, 1998 .....................     $  460



(1)  Deducted from accounts receivable.