Form 10-Q
period 1998-12-26
KENTUCKY ELECTRIC STEEL INC /DE/
filed 1999-02-08
CIK 910394

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 26, 1998


	OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________.

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


	YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of February 8, 1999, is as follows:

4,057,731 shares of voting common stock, par value $.01 per share.

	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


	TABLE OF CONTENTS


											Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

 	      Condensed Consolidated Balance Sheets .............     3

            Condensed Consolidated Statements of Operations ...     4

            Condensed Consolidated Statements of Cash Flows ...     5

            Notes to Condensed Consolidated Financial
        Statements  .....................................   6-8

   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations .............  9-12


   Item 3 - Qualitative and Quantitative Disclosures about
        Market Risk .....................................    12


PART II.    OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K ..................    13


            SIGNATURES  .......................................    14


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
                                                          Dec. 26,     Sept. 26,
                       ASSETS                               1998          1998
   CURRENT ASSETS
     Cash and cash equivalents                            $    134      $    150
     Accounts receivable, less allowance for doubtful
       accounts and claims of $440 at December 26, 1998
       and $460 at September 26, 1998                       12,004        12,037
     Inventories                                            20,281        20,363
     Operating supplies and other current assets             5,391         5,206
     Deferred tax assets                                       692           648
                                                           -------       -------
       Total current assets                                 38,502        38,404
                                                           -------       -------
   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                      4,532         4,532
     Machinery and equipment                                42,006        42,004
     Construction in progress                                3,875         3,031
     Less - accumulated depreciation                       (15,632)      (14,772)
                                                           -------       -------
          Net property, plant and equipment                 34,781        34,795
                                                           -------       -------
   DEFERRED TAX ASSETS                                       6,100         5,990
                                                           -------       -------
   OTHER ASSETS                                              1,119         1,062
                                                           -------       -------
          Total assets                                    $ 80,502      $ 80,251

        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit                           $ 13,227      $ 11,397
     Accounts payable                                        7,594         7,056
     Capital expenditures payable                              671           857
     Accrued liabilities                                     2,907         3,834
     Environmental liabilities                                 982           982
     Current portion of long-term debt                         125           125
                                                           -------       -------
          Total current liabilities                         25,506        24,251
                                                           -------       -------


   LONG-TERM DEBT                                           20,000        20,000
                                                           -------       -------
   OTHER LIABILITIES                                           880           808
                                                           -------       -------
          Total liabilities                                 46,386        45,059
                                                           -------       -------
   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued                    -             -
     Common stock, $.01 par value, 15,000,000
       shares authorized, 4,990,312 and 4,985,937
       share issued, respectively                               50            50
     Additional paid-in capital                             15,686        15,671
     Less treasury stock - 930,781 and 526,996
       shares at cost, respectively                         (4,267)       (3,254)
     Deferred compensation                                     (63)          (73)
     Retained earnings                                      22,710        22,798
                                                           -------       -------
          Total shareholders' equity                        34,116        35,192
                                                           -------       -------
          Total liabilities and shareholders' equity      $ 80,502      $ 80,251

See notes to condensed consolidated financial statement

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)


                                                Three Months Ended
                                             Dec. 26,        Dec. 27,
                                               1998            1997

NET SALES                                   $  25,624       $  26,020
COST OF GOODS SOLD                             23,549          23,680
                                              -------         -------



       Gross profit                             2,075           2,340

SELLING AND ADMINISTRATIVE EXPENSES             1,689           1,688
                                              -------         -------

       Operating income                           386             652

INTEREST INCOME AND OTHER                          25              10
INTEREST EXPENSE                                 (553)           (595)
                                              -------         -------

       Income (loss) before income taxes         (142)             67

PROVISION (CREDIT) FOR INCOME TAXES               (54)             26
                                              -------         -------

       Net income (loss)                     $    (88)       $     41

NET INCOME (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED                          $   (.02)       $    .01

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC                                     4,147,178       4,626,383

WEIGHTED AVERAGE SHARES OUTSTANDING -
  DILUTED                                   4,147,178       4,643,073


See notes to condensed consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)


                                                 Three Months Ended
                                               Dec. 26,      Dec. 27,
                                                 1998          1997
Cash Flows From Operating Activities:
  Net income (loss)                            $    (88)     $     41
  Adjustments to reconcile net income
    (loss) to net cash flows from
    operating activities:
      Depreciation and amortization                 885           917
      Change in deferred taxes                     (110)          (13)
      Change in current assets and current
        liabilities:
          Accounts receivable                        33        (1,601)
          Inventories                                82        (2,948)
          Operating supplies and other
            current assets                         (185)         (868)
          Deferred tax assets                       (44)           39
          Accounts payable                          538         2,137
          Accrued liabilities                      (927)       (1,277)
                                                -------       -------
          Net cash flows from operating
            activities                              184        (3,573)
                                                -------       -------
Cash Flows From Investing Activities:
  Capital expenditures                             (846)         (786)
  Change in capital expenditures payable           (186)          274
                                                -------       -------
          Net cash flows from investing
            activities                           (1,032)         (512)
                                                -------       -------
Cash Flows From Financing Activities:
  Net advances on line of credit                  1,830         4,095
  Purchases of treasury stock                    (1,013)          (25)
  Issuance of common stock                           15            14
                                                -------       -------
          Net cash flows from financing
            activities                              832         4,084
                                                -------       -------
          Net increase (decrease) in cash and
            cash equivalents                        (16)           (1)

Cash and Cash Equivalents at Beginning of Period    150           127
                                                -------       -------
Cash and Cash Equivalents at End of Period     $    134      $    126

Interest Paid                                  $    937      $    957

Income Taxes Paid                              $    100      $    -


See notes to condensed consolidated financial statement


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements represent Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company (collectively the Company). All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 26, 1998, are not necessarily indicative of the results that may be expected for the year ending September 25, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 26, 1998.


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

	Comprehensive Income
	In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 in the quarter ended December 26, 1998. For the periods disclosed, comprehensive income is equal to net income reported.


(3)  Inventories

Inventories at December 26, 1998 and September 26, 1998 consist of the following ($000's):
                                        Dec.  26,       Sept. 26,
                                      1998           1998
   Raw materials                        $  2,889        $  1,984
   Semi-finished and finished goods       17,392          18,379
   Total inventories                    $ 20,281        $ 20,363


(4)  Long-Term Debt

	The Company's bank credit facility was amended effective December 19, 1997. This amendment increased the bank credit facility from $17.5 million to $24.5 million and extended the maturity date to January 31, 2001.

(5)	Earnings Per Share

	Statement of Financial Accounting Standards No. 128 (SFAS No. 128) related to earnings per share (E.P.S) requires dual presentation of basic and diluted E.P.S. on the face of the income statement for all entities with complex capital structures. The Company adopted SFAS No. 128 during the first quarter of fiscal 1998. The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                        For the Three              For the Three
                                        Months Ended               Months Ended
                                      December 26, 1998          December 27, 1997
                                                      Per                         Per
                                    Net              Share      Net              Share
                                  (Loss)   Shares    Amount   Income   Shares    Amount
Basic Earnings Per Share
  Income (loss) available to
    common stockholders            $(88)  4,147,178   $(.02) $    41   4,626,383  $ .01
Effect of Dilutive Securities
  Options                             -        -                 -        16,690
Diluted Earnings Per Share
  Income (loss) available to
    common stockholders
    plus assumed conversions       $(88)  4,147,178   $(.02) $    41   4,643,073  $ .01

	The following options were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the applicable period:

                               December 26, 1998    December 27, 1997
	Transition stock options           91,106              147,184
	Employee stock options            386,668              315,976


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



KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General. The Company manufactures special bar quality alloy and carbon steel bar flats to precise customer specifications for sale in a variety of niche markets. Its primary markets are manufacturers of leaf-spring suspensions and flat bed truck trailers, cold drawn bar converters and steel service centers.

Net Sales. Net sales decreased $.4 million (1.5%) in the first quarter of fiscal 1999 to $25.6 million, as compared to $26.0 million for the first quarter of fiscal 1998. The decrease in net sales is primarily attributed to a 1.3% decrease in shipments.

Cost of Goods Sold. Cost of goods sold decreased $131,000 (.6%) in the first quarter of fiscal 1999 to $23.5 million, as compared to $23.7 million for the first quarter of fiscal 1998. As a percentage of net sales, cost of goods sold increased from 91.0% for the first quarter of fiscal 1998 to 91.9% for the first quarter of fiscal 1999. The increase in cost of goods sold as a percentage of net sales reflects higher per ton conversion costs due to lower productivity and higher repair and maintenance expense, offset by lower scrap costs. Production decreased due to equipment problems leading up to our scheduled maintenance outage in late December.

Gross Profit.  As a result of the above, the first quarter of fiscal
1999 reflected a gross profit of $2.1 million as compared to a gross profit of $2.3 million for the first quarter of fiscal 1998. As a percentage of net sales, gross profit decreased from 9.0% for the first quarter of fiscal 1998 to 8.1% for the first quarter of fiscal 1999.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses for the first quarter of fiscal 1999 were unchanged from the comparable period in fiscal 1998. As a percentage of net sales, such expenses increased from 6.5% for the three months ended December 27, 1997 to 6.6% for the three months ended December 26, 1998. The increase, as a percentage of sales, is the result of the decrease in net sales (as discussed above) for the quarter ended December 26, 1998.

Operating Income. For the reasons described above, operating income decreased by $266,000 from an operating income of $652,000 in the first quarter of fiscal 1998 to an operating income of $386,000 in the first quarter of fiscal 1999. As a percentage of net sales, operating income decreased from 2.5% in the first quarter of 1998 to 1.5% in the first quarter of 1999.


Interest Expense. Interest expense decreased by $42,000 for the three months ended December 26, 1998 from $595,000 for the first quarter of fiscal 1998 to $553,000 for the first quarter of fiscal 1999. The decrease in interest expense is due to a decrease in the average amount outstanding and a slight decline in the interest rate on the Company's line of credit during the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998.

Net Income (Loss). As a result of the above, net income decreased by $129,000 for the three months ended December 26, 1998 from net income of $41,000 for the first quarter of fiscal 1998 to a net loss of $88,000 for the first quarter of fiscal 1999.

Liquidity and Capital Resources.

	The cash flows provided by operating activities were $.2 million for the first quarter of fiscal 1999 as compared to cash flow used by operations of $3.6 million for the first quarter of fiscal 1998. First quarter of fiscal 1999 cash flows reflect the net loss of $88,000, $.9 million in depreciation and amortization, an increase of $.5 million in accounts payable and a $.9 million reduction in accrued liabilities. The decrease in accrued liabilities is attributed to the payment of interest on long-term debt, the annual deposit of profit sharing and 401K matching funds with the trustee, and a reduction in the workers compensation accrual. First quarter of fiscal 1998 operating cash flows reflect the increases in accounts receivable and inventories (due primarily to the increased level of sales and production) and the decrease in accrued liabilities, which were slightly offset by an increase in accounts payable.

	The cash flows used by investing activities were $1.0 million for the first quarter of fiscal 1999 as compared to $.5 million for the first quarter of fiscal 1998. The cash flows used by investing activities consist of $.8 million in capital expenditures and a decrease in capital expenditures payable of $.2 million for the first fiscal quarter of 1999.
The cash flows used by investing activities for the first quarter of fiscal 1998 consist of capital expenditures of $.8 million offset somewhat by an increase in capital expenditures payable of $.3 million.

The cash flows provided from financing activities were $.8 million for the first quarter of fiscal 1999 as compared to $4.1 million for the first quarter of fiscal 1998. The cash flows provided from financing activities for the first quarter of fiscal 1999 reflect net advances of $1.8 million on the Company's line of credit which were used primarily for capital expenditures as discussed above and $1.0 million used for the purchase of treasury stock. The cash flows provided from financing activities for the first quarter of fiscal 1998 reflect net advances of $4.1 million on the Company's line of credit which were used primarily for working capital needs and capital expenditures.


Working capital at December 26, 1998 was $13.0 million as compared to $14.2 million at September 26, 1998, and the current ratio was 1.5 to 1.0 as compared to 1.6 to 1.0.

The Company's primary ongoing cash requirements are for current capital expenditures. The two sources for the Company's liquidity are internally generated funds and its bank credit facility. The Company has $13.2 million in borrowings outstanding on its line of credit as of December 26, 1998. The Company believes that the unused portion of its $24.5 million bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs.


Year 2000 Compliance

	The following Year 2000 discussion is provided in response to the Securities and Exchange Commission's recent interpretative statement expressing its view that public companies should include detailed discussion of Year 2000 issues in their MD&A.

	The Company is currently assessing the issues confronting it related to the "Year 2000 problem", which is the result of the inability of many computer systems and electronic equipment to distinguish the Year 2000 from the Year 1900. The Company is following an organized program to assure the Company's information technology systems and related infrastructure will be Year 2000 compliant. The Company has divided its Year 2000 issues into three areas including: computer hardware and software business systems, manufacturing process control devices and related systems, and facility support systems. The Company's Year 2000 program include three phases: (1) an audit and assessment phase designed to identify Year 2000 issues; (2) a modification phase designed to correct Year 2000 issues (this phase includes testing of individual modifications as they are installed); and (3) a testing phase to test entire systems for Year 2000 compliance after individual modifications have been installed and tested.

	The Company has completed the audit and assessment phase for the computer hardware and software business systems and the facility support systems. The audit and assessment phase for the manufacturing process control devices and related systems is substantially completed and should be finalized by March 31, 1999.

	The Company has completed the modification phase for its computer hardware and software business systems and expects to conduct final testing of these systems in the first calendar quarter of 1999. Modifications and final testing of the facility support systems are expected to be completed by March 31, 1999.

	The Company currently expects to complete the modification phase for its manufacturing process control devices and related systems during the second calendar quarter of 1999. After all modifications have been made, appropriate testing of the system is expected to be performed prior to July 31, 1999.

	Management has estimated that the cost for correction of Year 2000 issues, including any software and hardware changes and the cost of personnel involved in working on the project, will be approximately $300,000. The Company estimates that 40% of the total cost has been spent to date. The Year 2000 updates are being funded out of funds generated from operations and account for less than 30% of the Company's information technology budget.

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

	The Company does not have a contingency plan to operate in the event that its business systems are not Year 2000 compliant. As our work progresses, if the results of our testing suggest that there is a significant risk that the business systems might not be Year 2000 compliant, a contingency plan will be developed.





Outlook

	Management continues to see somewhat lower demand in the Company's major markets and downward pricing on many of our products. However, the Company's current backlog and shipping levels are stable to increasing. During the scheduled major maintenance outage from December 23, 1998 through January 3, 1999, both furnaces were overhauled and several other capital and major maintenance projects were completed. Management is optimistic that the benefits of these projects combined with continued stable to increasing shipment levels will help the Company minimize the effect of lower demand and declining prices.


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
				Steel, Inc., filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-1 (No. 33-67410), and incorporated by reference herein.

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




DATED:  February 8, 1999                 KENTUCKY ELECTRIC STEEL, INC.
                                                  (Registrant)

                                             William J. Jessie
                                       William J. Jessie, Vice President,
                                         Secretary, Treasurer, and
                                         Principal Financial Officer