Form 10-Q
period 1999-03-27
KENTUCKY ELECTRIC STEEL INC /DE/
filed 1999-05-11
CIK 910394

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 27, 1999


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


	YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1999, is as follows:

4,062,085 shares of voting common stock, par value $.01 per share.

<PAGE


	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


	TABLE OF CONTENTS




 Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

 	      Condensed Consolidated Balance Sheets .............          3

            Condensed Consolidated Statements of Operations ...          4

            Condensed Consolidated Statements of Cash Flows ...          5

            Notes to Condensed Consolidated Financial Statements       6-8


   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations .............       9-12

   Item 3 - Quantitative and Qualitative Disclosure About Market
	        Risk ............................................         12

 PART II.    OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Seciruty-Holders..       14

   Item 6 - Exhibits and Reports on Form 8-K .................         14


            SIGNATURES  ......................................         15

<PAGE

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)


                 Mar. 27,   Sept. 26,
                                                       1999       1998

                       ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                       $    136   $    150
     Accounts receivable, less allowance for doubtful
       accounts and claims of $405 at March 27, 1999
       and $460 at September 26, 1998                  13,438     12,037
     Inventories                                       17,958     20,363
     Operating supplies and other current assets        5,409      5,206
     Deferred tax assets                                  607        648

       Total current assets                            37,548     38,404

   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                 4,607      4,532
     Machinery and equipment                           42,871     42,004
     Construction in progress                           4,033      3,031
     Less - accumulated depreciation                  (16,499)   (14,772)

          Net property, plant and equipment            35,012     34,795

   DEFERRED TAX ASSETS                                  6,383      5,990

   OTHER ASSETS                                         1,174      1,062

          Total assets                               $ 80,117   $ 80,251

        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit                      $ 13,966   $ 11,397
     Accounts payable                                   6,685      7,056
     Capital expenditures payable                         515        857
     Accrued liabilities                                3,108      3,834
     Environmental liabilities                            957        982
     Current portion of long-term debt                    125        125

          Total current liabilities                    25,356     24,251

   LONG-TERM DEBT                                      20,000     20,000

   OTHER LIABILITIES                                      951        808

          Total liabilities                            46,307     45,059

   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued               -          -
     Common stock, $.01 par value, 15,000,000
       shares authorized 4,994,666 and 4,985,937

       share issued, respectively                          50         50
     Additional paid-in capital                        15,701     15,671
     Less treasury stock - 932,581 and 526,996
       shares at cost, respectively                    (4,272)    (3,254)
     Deferred compensation                                (52)       (73)
     Retained earnings                                 22,383     22,798

          Total shareholders' equity                   33,810     35,192

          Total liabilities and shareholders' equity $ 80,117   $ 80,251


See notes to condensed consolidated financial statements

<TABLE

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)


                               Three Months Ended      Six Months Ended
                               Mar. 27,   Mar. 28,    Mar. 27,   Mar. 28,
                                 1999       1998        1999       1998
 [S]                            [C]        [C]         [C]        [C]

NET SALES                    $  25,952   $  29,610   $ 51,576   $ 55,630
COST OF GOODS SOLD              23,991      26,187     47,540     49,867

  Gross profit                   1,961       3,423      4,036      5,763

SELLING AND ADMINISTRATIVE
  EXPENSES                       1,944       1,901      3,633      3,589

  Operating income                  17       1,522        403      2,174


INTEREST INCOME AND OTHER           25          14         50         24
INTEREST EXPENSE                  (567)       (627)    (1,120)    (1,222)

  Income (loss) before
     income taxes                 (525)        909       (667)       976


PROVISION (CREDIT) FOR
  INCOME TAXES                    (198)        346       (252)       372

  Net income (loss)           $   (327)   $    563   $   (415)  $    604

NET INCOME (LOSS) PER COMMON
  SHARE - BASIC AND DILUTED   $   (.08)   $    .12   $   (.10)  $    .13

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC        4,060,355   4,626,033  4,103,766  4,626,208

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED      4,060,355   4,630,520  4,103,766  4,631,502














[FN]
See notes to condensed consolidated financial statements

[/TABLE]

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)


                                                      Six Months Ended
                                                    Mar. 27,     Mar. 28,
                                                      1999         1998
Cash Flows From Operating Activities:
  Net income (loss)                                 $   (415)   $    604
  Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
      Depreciation and amortization                    1,778       1,832
      Change in deferred taxes                          (393)        687
      Change in other                                      1        (113)
      Change in current assets and current
        liabilities:
          Accounts receivable                         (1,401)     (3,422)
          Inventories                                  2,405      (2,498)
          Operating supplies and other
            current assets                              (203)       (690)
          Refundable income taxes                       -            900
          Deferred tax assets                             41         (95)
          Accounts payable                              (371)       (215)
          Accrued liabilities                           (726)       (255)
          Environmental liabilities                      (25)       -

          Net cash flows from operating activities       691      (3,265)

Cash Flows From Investing Activities:
  Capital expenditures                                (1,944)     (1,852)
  Change in capital expenditures payable                (342)        364

          Net cash flows from investing activities    (2,286)     (1,488)

Cash Flows From Financing Activities:
  Net advances on line of credit                       2,569       4,758
  Purchases of treasury stock                         (1,018)        (25)
  Issuance of common stock                                30          21

          Net cash flows from financing activities     1,581       4,754

          Net increase (decrease) in
            cash and cash equivalents                    (14)          1

Cash and Cash Equivalents at Beginning of Period         150         127

Cash and Cash Equivalents at End of Period          $    136    $    128

Interest Paid, net of amount capitalized            $  1,117    $  1,194

Income Taxes Paid                                   $    100    $   -





            See notes to condensed consolidated financial statement


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements represent Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, (collectively the Company). All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 27, 1999, are not necessarily indicative of the results that may be expected for the year ending September 25, 1999.
 For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 26, 1998.

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

(3)  Inventories

	Inventories at March 27, 1999 and September 26, 1998 consist of the following ($000's):
                                            Mar. 27,      Sept. 26,
                                         1999          1998

      Raw materials                         $  2,402      $  1,984
      Semi-finished and finished goods        15,556        18,379
           Total inventories                   $ 17,958      $ 20,363


(4)	Earnings Per Share

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

                                 For the Three                For the Three
                                 Months Ended                 Months Ended
                                March 27, 1999                March 28, 1998
                                               Per                            Per
                          Income              Share     Income               Share
                          (Loss)     Shares   Amount    (Loss)    Shares     Amount
Amounts for Basic
    Earnings Per Share    $(327)   4,060,355  $(.08)    $   563   4,626,033  $.12

Effect of Dilutive
    Securities Options       -          -        -        -           4,487    -

Amounts for Diluted
    Earnings Per Share    $(327)   4,060,355  $(.08)   $   563    4,630,520  $.12



                               For the Six                    For the Six
                               Months Ended                   Months Ended
                               March 27, 1999                 March 28, 1998
                                               Per                             Per
                         Income               Share      Income               Share
                         (Loss)     Shares    Amount     (Loss)     Shares    Amount
Amounts for Basic
     Earnings Per Share  $(415)   4,103,766  $(.10)     $   604    4,626,208  $ .13

Effect of Dilutive
     Securities Options     -          -        -          -           5,294     -

Amounts for Diluted
    Earnings Per Share   $(415)   4,103,766  $(.10)     $   604    4,631,502  $ .13

		The following options were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the applicable period:

	                                  March 27, 1999     March 28, 1998
		Transition stock options             89,343           141,081
		Employee stock options              469,860           305,476



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

Net Sales. Net sales decreased $3.6 million (12.4%) in the second quarter of fiscal 1999 to $26.0 million, as compared to $29.6 million for the second quarter of fiscal 1998. Net sales for the six months ended March 27, 1999 decreased $4.0 million (7.3%) to $51.6 million, as compared to $55.6 million for the six months ended March 28, 1998. The decrease in sales is attributed to a decrease in shipments and a decrease in average selling price. Tons shipped decreased 7.9% and 4.8% in the second quarter and first six months of fiscal 1999, respectively, as compared to the second quarter and first six months of fiscal 1998. The average selling price per ton was down 4.8% and 2.6% for the second quarter and first six months of fiscal 1999, respectively. The decrease in shipments resulted from lower production due to the scheduled 10-day maintenance outage taken in late December and early January. The decrease in average selling price for the second quarter and first six months is primarily attributed to market price reductions.

Cost of Goods Sold. Cost of goods sold decreased $2.2 million (8.4%) in the second quarter of fiscal 1999 to $24.0 million, as compared to $26.2 million for the second quarter of fiscal 1998. As a percentage of net sales, cost of goods sold increased from 88.4% for the second quarter of fiscal 1998 to 92.4% for the second quarter of fiscal 1999. Cost of goods sold for the six months ended March 27, 1999 decreased $2.3 million (4.7%) to $47.6 million as compared to $49.9 million for the six months ended March 28, 1998. As a percentage of net sales, cost of goods sold increased from 89.6% for the six months ended March 28, 1998 to 92.2% for the six months ended March 27, 1999. The decrease in cost of goods sold for the second quarter and first six months of fiscal 1999 from the comparable periods in fiscal 1998 is primarily due to the decrease in shipments (as discussed above). The per ton cost of tons shipped was approximately the same in 1998 and 1999 with lower scrap costs being offset by higher conversion costs. The increase in conversion costs is primarily attributed to lower production due to the 10-day maintenance outage in late December and early January and higher repair and maintenance expenses. The increase in cost of goods sold as a percentage of net sales is primarily attributed to lower selling prices and lower shipments.

Gross Profit (Loss). As a result of the above, the second quarter of fiscal 1999 reflected a gross profit of $2.0 million as compared to a gross profit of $3.4 million for the second quarter of fiscal 1998. As a percentage of net sales, gross profit decreased from 11.6% for the second quarter of fiscal 1998 to 7.6% for the second quarter of fiscal 1999.

		Similarly, the six months ended March 27, 1999 reflected a gross profit of $4.0 million as compared to a gross profit of $5.8 million for the six months ended March 28, 1998. As a percentage of net sales, gross profit decreased from 10.4% for the first six months of fiscal 1998 to 7.8% for the first six months of fiscal 1999.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses increased slightly by approximately $43,000 and $44,000 for the three months and six months ended March 27, 1999, as compared to the same periods in fiscal 1998. As a percentage of net sales, such expenses increased from 6.4% for the second quarter of fiscal 1998 to 7.5% for the second quarter of fiscal 1999. As a percentage of net sales, such expenses increased from 6.5% for the six months ended March 28, 1998 to 7.0% for the six months ended March 27, 1999. The increase, as a percentage of sales, is primarily the result of the decrease in net sales (as discussed above) for the quarter and six months ended March 27, 1999.

Operating Income (Loss). For the reasons described above, the second quarter of fiscal 1999 reflected operating income of $17,000 as compared to an operating income of $1.5 million for the second quarter of fiscal 1998. As a percentage of net sales, operating income decreased from 5.1% in the second quarter of 1998 to .1% in the second quarter of 1999.


		Similarly, the six months ended March 27, 1999 reflected an operating income of $.4 million as compared to operating income of $2.2 million for the six months ended March 28, 1998. As a percentage of net sales, operating income decreased from 3.9% for the six months ended March 28, 1998 to .8% for the six months ended March 27, 1999.

Interest Expense. Interest expense decreased by $60,000 for the three months ended March 27, 1999 from $627,000 for the second quarter of fiscal 1998 to $ 567,000 for the second quarter of fiscal 1999. Interest expense decreased by $102,000 for the six months ended March 27, 1999 from $1.2 million for the six months ended March 28, 1998 to $1.1 million for the six months ended March 27, 1999. The decrease in interest expense for the second quarter and first six months of fiscal 1999 is due to a decrease in the average amount outstanding and a slight decline in the interest rate on the Company's line of credit.

Net Income. As a result of the above, the second quarter of fiscal 1999 reflected a net loss of $.3 million as compared to net income of $.6 million for the second quarter of fiscal 1998.

Similarly, the six months ended March 27, 1999 reflected a net loss of $.4 million as compared to net income of $.6 million for the six months ended March 28, 1998.

Liquidity and Capital Resources

		The cash flows provided by operating activities were $.7 million for the first six months of fiscal 1999 as compared to cash flows used of $3.3 million for the first six months of fiscal 1998. The first six months of fiscal 1999 reflect the decrease in inventories offset somewhat by an increase in accounts receivable. The cash flows used by operating activities for the first six months of fiscal
1998 reflect the increases in accounts receivable and inventories
(due primarily to the increased level of sales and production).

		The cash flows used by investing activities were $2.3 million for the first six months of fiscal 1999 as compared to $1.5 million for the first six months of fiscal 1998. The cash flows used by investing activities for the first six months of fiscal 1999 consist of $2.0 million in capital expenditures and a reduction in capital expenditures payable of $.3 million. The cash flows used by investing activities for the first six months of fiscal 1998 consist of capital expenditures of $1.9 million offset somewhat by an increase in capital expenditures payable of $.4 million.


		The cash flows provided from financing activities were $1.6 million for the first six months of fiscal 1999 as compared to $4.8 million for the first six months of fiscal 1998. The cash flows provided from financing activities for the first six months of fiscal
1999 reflect net advances of $2.6 million on the Company's line of credit which were used primarily for capital expenditures as discussed above and $1.0 million used for the purchase of treasury stock. The cash flows provided from financing activities for the first six months of fiscal 1998 reflect net advances of $4.8 million on the Company's line of credit which were used primarily for working capital needs and capital expenditures.


Working capital at March 27, 1999 was $12.2 million as compared to $14.2 million at September 26, 1998, and the current ratio was 1.5 to 1.0 as compared to 1.6 to 1.0.

The Company's primary ongoing cash requirements are for current capital expenditures. The two sources for the Company's liquidity are internally generated funds and its bank credit facility. The Company has $14.0 million in borrowings outstanding on its line of credit as of March 27, 1999. The Company believes that the unused portion of its $24.5 million bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs.


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

The Company has completed the audit and assessment phase for the computer hardware and software business systems and the facility support systems. The audit and assessment phase for the manufacturing process control devices and related systems is substantially completed.

The Company has completed the modification and testing phases for its computer hardware and software business systems. Modifications and final testing of the facility support systems are expected to be completed by June 30, 1999.

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


Outlook

Management continues to see positive results from the major maintenance outage with significant increases in productivity in March and April. During the second quarter, both electric arc furnaces were overhauled, the new wall burner operation was improved, and several other capital and major maintenance projects were completed. Pricing in the Company's markets is stable and the Company's current booking and shipping levels increased in late March and April. Management is optimistic that the improvements in productivity combined with increasing shipment levels and stable prices will improve profitability in the third fiscal quarter.


Quantitative and Qualitative Disclosure About Market Risk

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

	PART II. - OTHER INFORMATION



ITEM 4.     Submission of Matters to a Vote of Security-Holders

The annual meeting of shareholders was held on February
2, 1999. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

1. The nominees  for director were elected.  The vote
was as
	             follows:
                                                              Term
	                                          For     Withheld  Expires

                 Clifford R. Borland     3,825,847   147,303    2002
                 David C. Struve         3,825,954   147,196    2002

               2. The proposal to adopt the Kentucky Electric Steel, Inc. 1998 Employee Stock Option/Restricted Stock
Plan was approved.  (For 1,544,825; Against
1,385,781; Abstain 37,163; Non-Vote 1,005,381)

               3. The  proposal to  ratify the Board of Directors'
                  appointment of  Arthur   Andersen  LLP  as  the
                  Company's independent public accountants for the fiscal year ending September 27, 1999. (For 3,938,700; Against 7,735; Abstain 26,715)

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




DATED:  May 11, 1999                KENTUCKY ELECTRIC STEEL, INC.
                                             (Registrant)

                                        William J. Jessie
                                  William J. Jessie, Vice President,
                                    Secretary, Treasurer, and
                                    Principal Financial Officer