Form 10-Q
period 1999-06-26
KENTUCKY ELECTRIC STEEL INC /DE/
filed 1999-08-10
CIK 910394

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended          June 26, 1999
	OR

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


	YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1999, is as follows:


4,067,143 shares of voting common stock, par value $.01 per share.

	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


	TABLE OF CONTENTS



                                                                   Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

 	      Condensed Consolidated Balance Sheets ............        3

            Condensed Consolidated Statements of Operations ..        4

            Condensed Consolidated Statements of Cash Flows ..        5

            Notes to Condensed Consolidated Financial Statements    6-8

   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations ............     9-13


PART II.    OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K .................       14


            SIGNATURES  ......................................       15

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
                                                   June 26,  Sept. 26,
                                                      1999      1998
                       ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                      $    141  $    150
     Accounts receivable, less allowance for doubtful
       accounts and claims of $442 at June 26, 1999
       and $460 at September 26, 1998                 13,578    12,037
     Inventories                                      20,151    20,363
     Operating supplies and other current assets       5,523     5,206
     Deferred tax assets                                 796       648

       Total current assets                           40,189    38,404

   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                4,607     4,532
     Machinery and equipment                          43,078    42,004
     Construction in progress                          4,252     3,031
     Less - accumulated depreciation                 (17,384)  (14,772)

          Net property, plant and equipment           34,553    34,795

   DEFERRED TAX ASSETS                                 5,418     5,990

   OTHER ASSETS                                        1,204     1,062

          Total assets                              $ 81,364  $ 80,251

        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit                     $ 12,326  $ 11,397
     Accounts payable                                  8,618     7,056
     Capital expenditures payable                        375       857
     Accrued liabilities                               3,722     3,834
     Environmental liabilities                          -          982
     Current portion of long-term debt                   125       125
                                                         ----     --
          Total current liabilities                   25,166    24,251

   LONG-TERM DEBT                                     20,000    20,000

   OTHER LIABILITIES                                   1,093       808

          Total liabilities                           46,259    45,059

   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued              -         -
     Common stock, $.01 par value, 15,000,000
       shares authorized, 4,999,724 and 4,985,937
       share issued, respectively                         50        50
     Additional paid-in capital                       15,715    15,671
     Less treasury stock - 932,581 and 526,996
       shares at cost, respectively                   (4,272)   (3,254)
     Deferred compensation                               (40)      (73)
     Retained earnings                                23,652    22,798

         Total shareholders' equity                   35,105    35,192

         Total liabilities and shareholders' equity $ 81,364  $ 80,251

See notes to condensed consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)


                              Three Months Ended      Nine Months Ended
                              June 26,  June 27,    June 26,   June 27,
                                1999      1998        1999       1998
NET SALES                   $  27,421  $  27,751   $ 78,997   $ 83,381
COST OF GOODS SOLD             23,710     24,294     71,250     74,161

  Gross profit                  3,711      3,457      7,747      9,220

SELLING AND ADMINISTRATIVE
  EXPENSES                      2,229      1,832      5,862      5,421

  Operating income              1,482      1,625      1,885      3,799

INTEREST INCOME AND OTHER       1,147         20      1,197         44
INTEREST EXPENSE                 (584)      (594)    (1,704)    (1,816)

  Income before income taxes    2,045      1,051      1,378      2,027

PROVISION FOR INCOME
  TAXES                           776        399        524        771

  Net income                 $  1,269   $    652   $    854   $  1,256

NET INCOME PER COMMON SHARE
  - BASIC AND DILUTED        $    .31   $    .14   $    .21   $    .27

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC       4,064,920  4,626,375  4,090,817  4,626,264

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED     4,064,920  4,630,192  4,092,949  4,632,513

See notes to condensed consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)


                                                   Nine Months Ended
                                                  June 26,    June 27,
                                                    1999        1998
Cash Flows From Operating Activities:
  Net income                                      $    854    $  1,256
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization                  2,688       2,741
      Change in deferred taxes                         572       1,023
      Change in other                                  100        (114)
      Change in current assets and current
        liabilities:
          Accounts receivable                       (1,541)     (2,035)
          Insurance claim receivable                  -            900
          Inventories                                  212      (5,067)
          Operating supplies and other
            current assets                            (317)       (179)
          Refundable income taxes                     -            900
          Deferred tax assets                         (148)        (82)
          Accounts payable                           1,562       1,623
          Accrued liabilities                         (112)       (323)
          Environmental liabilities                   (982)       -

          Net cash flows from operating activities   2,888         643

Cash Flows From Investing Activities:
  Capital expenditures                              (2,370)     (2,042)
  Change in capital expenditures payable              (482)        282

          Net cash flows from investing activities  (2,852)     (1,760)

Cash Flows From Financing Activities:
  Net advances on line of credit                       929       1,128
  Purchases of treasury stock                       (1,018)        (37)
  Issuance of common stock                              44          35

          Net cash flows from financing activities     (45)      1,126

          Net increase (decrease) in cash
            and cash equivalents                        (9)          9

Cash and Cash Equivalents at Beginning of Period       150         127

Cash and Cash Equivalents at End of Period        $    141    $    136

Interest Paid, net of amount capitalized          $  2,082    $  2,181

Income Taxes Paid                                 $    100    $     50

            See notes to condensed consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements represent Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, (collectively the Company). All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 26, 1999, are not necessarily indicative of the results that may be expected for the year ending September 25, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 26, 1998.

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

(3)  Inventories

	Inventories at June 26, 1999 and September 26, 1998 consist of the following ($000's):
                                          June 26,      Sept. 26,
                                       1999          1998
	 Raw materials                       $  2,133      $  1,984
      Semi-finished and finished goods      18,018        18,379
           Total inventories                 $ 20,151      $ 20,363

(4)	Earnings Per Share

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

                                  For the Three                For the Three
                                  Months Ended                 Months Ended
                                  June 26, 1999                 June  27, 1998
                                                Per                         Per
                                                Share                       Share
                           Income     Shares    Amount   Income     Shares  Amount
Amounts for Basic
 Earnings Per Share       $1,269    4,064,920    $.31   $  652    4,626,375  $ .14

Effect of Dilutive
 Securities Options         -            -         -       -          3,817     -
Amounts for Diluted
 Earnings Per Share       $1,269    4,064,920    $.31   $  652    4,630,192  $ .14



                                  For the Nine                 For the Nine
                                  Months Ended                 Months Ended
                                  June 26, 1999                June  27, 1998
                                                Per                          Per
                                                Share                        Share
                           Income     Shares    Amount   Income    Shares   Amount
Amounts for Basic
 Earnings Per Share       $   854   4,090,817    $.21   $ 1,256  4,626,264  $ .27

Effect of Dilutive
 Securities Options          -          2,132      -       -         6,249     -
Amounts for Diluted
 Earnings Per Share       $   854   4,092,949    $.21   $ 1,256  4,632,513  $ .27

		The following options, outstanding at the end of the respective periods, were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the applicable period:

                 For the Three    For the Three     For the Nine     For the Nine
                  Months Ended     Months Ended     Months Ended     Months Ended
     Options         June 26, 1999    June 27, 1998    June 26, 1999    June 27, 1998
Transition stock      57,524          137,016           57,524          137,016
Employee stock       469,860          301,976          378,668          301,976


(5)  Environmental Liabilities

The Company's melt shop operations were shut down for twelve days during the third quarter of fiscal 1997 in order to decontaminate its baghouse facilities after detection of a radioactive substance in the baghouse dust, a by-product of the melting process.

The $1.0 million in environmental liabilities recorded as a current liability on the balance sheet at September 26, 1998, represents final payment due an environmental services company for treatment and disposal of the contaminated baghouse dust. Payment for the disposal occurred during the third quarter of fiscal 1999.


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


(7)  Claim Settlement

     The fiscal 1999 third quarter and nine month periods include other income of $1.1 million for a claim settlement pertaining to the Company's purchase of electrodes during the years 1992 to 1997.

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

Net Sales. Net sales decreased $.4 million (1.2%) in the third quarter of fiscal 1999 to $27.4 million as compared to $27.8 million for the third quarter of fiscal 1998. The decrease in sales for the third quarter is due to a decrease in the average selling price offset by higher shipments. The average selling price per ton was down 7.5% for the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998.
Tons shipped increased 6.8%, from 60,400 in the third quarter of fiscal 1998 to 64,500 in the third quarter of fiscal 1999.

Net sales for the nine months ended June 26, 1999 decreased
$4.4 million (5.3%) to $79.0 million, as compared to $83.4 million for the nine months ended June 27, 1998. The decrease in sales is attributed to a decrease in the average selling price and a decrease in shipments. The average selling price per ton decreased 4.3% for the first nine months of fiscal 1999 from the comparable period of fiscal 1998. Shipments for the first nine months of fiscal 1999 were 181,800 tons down 1.0% from the comparable period of fiscal 1998. The decrease in average selling price for the third quarter and the first nine months of fiscal 1999 is primarily attributable to market price reductions.

Cost of Goods Sold.  Cost of  goods  sold decreased $.6
million (2.4%) in the third quarter of fiscal 1999 to $23.7 million, as compared to $24.3 million for the third quarter of fiscal 1998. As a percentage of net sales, cost of goods sold decreased from 87.5% for the third quarter of fiscal 1998 to 86.5% for the third quarter of fiscal 1999. The decrease in cost of goods sold is primarily due to lower manufacturing costs offset by a 6.8% increase in tons shipped. The per ton cost of shipments in the third quarter of fiscal 1999 was significantly lower than in the third quarter of fiscal 1998 reflecting lower scrap prices.

     Cost of goods sold for the nine months ended June 26, 1999 decreased $2.9 million (3.9%) to $71.3 million as compared to $74.2 million for the nine months ended June 26, 1998. As a percentage of net sales, cost of goods sold increased from 88.9% for the nine months ended June 26, 1998 to 90.2% for the nine months ended June 26, 1999. The decrease in cost of goods sold reflects the decrease in shipments and a decrease in the per ton cost of tons shipped. The decrease in the per ton cost of tons shipped during the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998 resulted from lower scrap prices offset by higher conversion costs due to lower production in the first two quarters of fiscal 1999.

Gross Profit. As a result of the above, gross profit for the third quarter of fiscal 1999 increased by $.2 million (7.3%) to $3.7 million from $3.5 million for the third fiscal quarter of 1998. As a percentage of net sales, gross profit increased from 12.5% for the third quarter of fiscal 1998 to 13.5% for the third quarter of fiscal 1999.

		As a result of the above, gross profit for the nine months ended June 26, 1999 decreased by $1.5 million (16.0%) to $7.7 million as compared to $9.2 million for the nine months ended
June 27, 1998. As a percentage of net sales, gross profit decreased from 11.1% for the first nine months of fiscal 1998 to 9.8% for the first nine months of fiscal 1999.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses increased by approximately $397,000 and $441,000 for the three months and nine months ended June 26, 1999, as compared to the same periods in fiscal 1998. As a percentage of net sales, such expenses increased from 6.6% for the third quarter of fiscal 1998 to 8.1% for the third quarter of fiscal 1999, and from 6.5% for the nine months ended June 27, 1998 to 7.4% for the nine months ended June 26, 1999. The increase in selling and administrative expenses is due primarily to an increase in legal and professional fees and self-insured health care costs incurred during the third fiscal quarter of 1999. The increase in legal and professional fees is primarily due to legal and consulting fees related to the Company's electric service contract and a pending trade case with the Department of Commerce.

Operating Income. For the reasons described above, operating income decreased $143,000 from $1.6 million in the third quarter of fiscal 1998 to $1.5 million in the third quarter of fiscal 1999. As a percentage of net sales, operating income decreased from 5.9% in the third quarter of 1998 to 5.4% in the third quarter of 1999.

		Similarly, operating income decreased $1.9 million from $3.8 million for the first nine months of fiscal 1998 to $1.9 million for the nine months ended June 26, 1999. As a percentage of net sales, operating income decreased from 4.6% for the nine months ended June 27, 1998 to 2.4% for the nine months ended June 26, 1999.

     Interest Income and Other. Interest and other income increased by $1.1 million for the three months ended June 26, 1999 from $20,000 for the third quarter of fiscal 1998 to $1,147,000 for the third quarter of fiscal 1999. Interest and other income increased by $1.2 million for the nine months ended June 26, 1999 from $44,000 for the nine months ended June 27, 1998 to $1.2 million for the nine months ended June 26, 1999.
The fiscal 1999 third quarter and nine month periods include other income of $1.1 million for a claim settlement pertaining to the Company's purchase of electrodes during the years 1992 to 1997.

Interest Expense. Interest expense decreased by $10,000 for the three months ended June 26, 1999 from $594,000 for the third quarter of fiscal 1998 to $584,000 for the third quarter of fiscal 1999. Interest expense decreased by $112,000 for the nine months ended June 26, 1999 from $1.8 million for the nine months ended June 27, 1998 to $1.7 million for the nine months ended June 26, 1999. The decrease in interest expense for the third quarter is primarily due to a decrease in the interest rate on the Company's line of credit. The decrease in interest expense for the first nine months of fiscal 1999 is due to a decrease in the average amount outstanding as well as a decrease in the interest rate on the Company's line of credit.

Net Income.  As a result of the above, net income increased
$617,000 from $652,000 for the third quarter of fiscal 1998 to $1,269,000 for the third quarter of fiscal 1999.

	   As a result of the above, net income decreased $402,000 from $1,256,000 for the first nine months of fiscal 1998 to $854,000 for the first nine months of fiscal 1999.

Liquidity and Capital Resources

	   The cash flows provided by operating activities were $2.9 million for the first nine months of fiscal 1999 as compared to $.6 million for the first nine months of fiscal 1998. The first nine months of fiscal 1999 reflect the profitable operations of $.9 million, $2.7 million in depreciation and amortization, an increase of $1.5 million in accounts receivable, an increase of $1.6 million in accounts payable and a decrease of $1.0 in environmental liabilities. The first nine months of fiscal 1998 reflect the profitable operations of $1.3 million, $2.7 million in depreciation and amortization, an increase in accounts receivable of $2.0 million, an increase in inventories of $5.1 million and an increase of $1.6 million in accounts payable.

	   The cash flows used by investing activities were $2.9 million for the first nine months of fiscal 1999 as compared to $1.8 million for the first nine months of fiscal 1998. The cash flows used by investing activities for the first nine months of fiscal 1999 consist of $2.4 million in capital expenditures and a reduction in capital expenditures payable of $.5 million. The cash flows used by investing activities for the first nine months of fiscal 1998 consist of capital expenditures of $2.1 million offset somewhat by an increase in capital expenditures payable of $.3 million.

	   The cash flows used in financing activities were $45,000 for the first nine months of fiscal 1999 as compared to cash flows provided of $1.1 million for the first nine months of fiscal
1998. The cash flows used in financing activities for the first nine months of fiscal 1999 reflect net advances of $.9 million on the Company's line of credit which were used primarily for capital expenditures as discussed above and $1.0 million used for the purchase of treasury stock. The cash flows provided from financing activities for the first nine months of fiscal 1998 reflect net advances of $1.1 million on the Company's line of credit, which were used primarily for capital expenditures.

	   Working capital at June 26, 1999 was $15.0 million as compared to $14.2 million at June 27, 1998, and the current ratio was 1.6 to 1.0 at the end of both periods.

	   The Company's primary ongoing cash requirements are for current capital expenditures. The two sources for the Company's liquidity are internally generated funds and its bank credit facility. The Company has $12.3 million in borrowings outstanding on its line of credit as of June 26, 1999. The Company believes that the unused portion of its $24.5 million bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs.

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

		The Company has completed the audit and assessment phase for all areas of its Year 2000 program. The Company has completed the modification and testing phases for its computer hardware and software business systems, and has substantially completed these phases for the facility support systems and the manufacturing process control devices and related systems. After all modifications have been made, final testing of the system will continue throughout 1999.

	  Management has estimated that the cost for correction of Year 2000 issues, including any software and hardware changes and the cost of personnel involved in working on the project, will be approximately $260,000. The Company estimates that 80% of the total cost has been spent to date. The Year 2000 updates are being funded out of funds generated from operations and account for less than 30% of the Company's information technology budget.

	  The Company's Year 2000 program includes investigation of the Year 2000 readiness status of our major vendors and customers. The Company is using letters, questionnaires and protocols to determine its vendors' and customers' Year 2000 readiness. The Company has contacted all major vendors including energy and scrap suppliers and external service providers including banks, insurance companies, and phone service providers to determine their Year 2000 status. If any such vendor indicates that they will not be Year 2000 compliant, the Company will develop contingency plans to address the issue, which may include identifying and developing other vendors. The readiness of these third parties will continue to be evaluated throughout 1999.

	  Although management does not believe that it will be necessary, the Company has begun efforts to develop a contingency plan in the event it experiences Year 2000 related problems. The plan will rely on manual processes and low technology to operate the Company's facilities until the affected systems are repaired.

Outlook

		Management continues to believe that demand for our products is strong in our major markets as exhibited by our current bookings. Also, while the Company experienced price reductions in the first half of fiscal 1999, current prices are stable in most of our markets.

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

	PART II. - OTHER INFORMATION


ITEM 6.     Exhibits and Reports on Form 8-K

A)  Exhibits


			  3.1 	Certificate of Incorporation of Kentucky
Electric Steel, Inc., filed as Exhibit 3.1 to Registrant's Registration Statements on
Form S-1 (No. 33-67140), and incorporated by reference herein.

				3.2 	By-Laws of Kentucky Electric Steel, Inc.,
filed as Exhibit 3.2 to Registrant's
Registration Statement on Form S-1 (No. 33-
67140), and incorporated by reference
herein.

               10.8 	The Kentucky Electric Steel, Inc. Salary
Continuation Plan, effective June 7, 1994, for the benefit of the Company's eligible salaried employees, as amended, filed herewith.

               10.9	The Kentucky Electric Steel, Inc. Executive
Severance Plan, effective June 7, 1994, for the benefit of the Company's eligible
Executive Officers, as amended, filed
herewith.

		      10.10	Employment agreements dated June 7, 1994,
between Kentucky Electric Steel, Inc. and its four Executive Officers, as amended, filed herewith.

			 10.18	The Kentucky Electric Steel, Inc. 1999
Share Plan for Non-Employee Directors dated
May 6, 1999, filed herewith.

			   27    Financial Data Schedule

		    B)  Reports on Form 8-K - None.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:  August 6, 1999          KENTUCKY ELECTRIC STEEL, INC.
                                        (Registrant)

                                    William J. Jessie
                              William J. Jessie, Vice President,
                                Secretary, Treasurer, and
                                Principal Financial Officer