Form 10-K
period 1999-09-25
KENTUCKY ELECTRIC STEEL INC /DE/
filed 1999-12-22
CIK 910394

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549




(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 25, 1999

	OR

_____  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________ to ________________.

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

Yes  (x)    No  ( )



(Cover Page 1 of 2 Pages


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price on December 10, 1999:
$9,452,707.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of December 10, 1999:

4,075,358 shares of Common Stock, par value $.01 per share.




DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's Proxy Statement for the Annual
Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14(a) are incorporated herein by reference in response to items 10 through 13 in Part III of this report.

(Cover Page 2 of 2 Pages)

KENTUCKY ELECTRIC STEEL, INC.

FORM 10-K


TABLE OF CONTENTS


                                                                  Page

PART I ..........................................................   4

     Item 1.  Business ..........................................   4
     Item 2.  Properties ........................................  10
     Item 3.  Legal Proceedings .................................  11
     Item 4.  Submission of Matters to a Vote of Security Holders  11

PART II .........................................................  12

     Item 5.  Market for Registrant's Common Equity and Related
              Shareholder Matters ...............................  12
     Item 6.  Selected Financial Data ...........................  12
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...............  13
     Item 7A. Qualitative and Quantitative Disclosure about
              Market Risk .......................................  20
     Item 8.  Financial Statements and Supplementary Data .......  20
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ...............  20

PART III ........................................................  21


     Item 10. Directors and Executive Officers of the Registrant   21
     Item 11. Executive Compensation ............................  21
     Item 12. Security Ownership of Certain Beneficial
              Owners and Management .............................  21
     Item 13. Certain Relationships and Related Transactions ....  21

PART IV .........................................................  22


     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K ...............................  22

SIGNATURES ......................................................  25

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE  .....................  26

KENTUCKY ELECTRIC STEEL, INC.

PART I


Item 1.	Business


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

The Company completed a two-phase capital expenditure program in fiscal 1996. The first phase expanded the Company's casting, rolling and finishing capacity and increased the size range of products the Company produces. The second phase, installation of a ladle metallurgy facility, removed the refining cycle from the electric arc furnace, thereby increasing total melting capacity.

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

The Company's business strategy is to increase its share of the SBQ Bar Flat market and to expand into related niche market applications where it can profitably supply products for special customer needs. The completion of the capital expenditure program increased the range of thickness and width of the Company's products, thereby creating the capacity for the Company to expand its business primarily by increasing the number of products it sells to existing customers and the development of new customers. The Company has increased its shipments of the thicker, wider products from fiscal 1998 to fiscal 1999 and has continued to limit its sales to the leaf-spring suspension market.

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

The production capacity of finished products from the Company's rolling and finishing facilities is approximately 400,000 tons per year but can vary with product mix. The annual production capacity of the melting and casting operation is approximately 330,000 tons of finished product. Thus, the Company is able to finish more product in its rolling operations than it is capable of producing with its melting facilities. The Company's ultimate goal is to balance its operations at approximately 400,000 tons per year. The Company sold 244,000 tons of finished goods in 1999 which constitutes 74% of its melting and casting capacity.

The Company transports its products by common carrier, generally shipping by truck and by rail. The Company has railroad sidings at its facilities.


Capital Improvements and Expansion

Annual capital expenditures over the last five fiscal years have averaged $7.2 million, which includes $2.8 million expended in fiscal year 1999.

The Board of Directors has approved the fiscal 2000 capital expenditure plan for approximately $1.7 million, which includes completion of various projects began in fiscal 1999, as well as equipment upgrades and replacements.


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


Miscellaneous Markets. The Company supplies other markets including metal building, grader blades, agricultural equipment, construction/ fabricating, railroad and industrial chain manufacturers. The products furnished to these markets are primarily SBQ Bar Flats along with a mixture of MBQ Bar Flats.

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


Customers

The Company sells to over 350 customers. Several wholly-owned subsidiaries of Republic Technologies International represented approximately 13.5% of sales for fiscal 1999. Two wholly-owned subsidiaries of Niagara Corporation represented 11.0% of net sales for fiscal 1999. No other customer accounted for more than 10% of sales in fiscal 1999. The loss of a principal customer could have a material adverse effect on the Company's operations.

The Company's foreign sales as a percentage of total sales were 8.6% in fiscal 1999. These sales consisted primarily of leaf-spring suspension products shipped to Canada and Mexico.


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

The domestic and foreign steel industries are characterized by intense competition. The Company competes with domestic and foreign producers, many of whom have financial resources substantially greater than those available to the Company. The Company has identified its principal competition from the following sources: (i) in its leaf-spring suspension market, the Company faces competition from five North American mills; (ii) in its cold drawn bar converters market, the Company competes with five North American mills; (iii) in the steel service center market, the Company encounters competition from numerous North American mills; and (iv) in its truck trailer market, the Company competes with one North American mill. One company, which competes in the leaf spring market, is currently in the construction phase of a plan to increase the capacity of its plant and to expand the size range of the products it manufactures. The Company believes that the principal competitive factors affecting its business are quality, service, price and geographic location.


Backlog and Seasonality

As of September 25, 1999, the Company had firm orders for approximately 52,000 tons representing approximately $24.1 million in sales, as compared with approximately 54,000 tons representing approximately $26.0 million in sales, at September 26, 1998.

The Company operates on a continuous basis with only occasional scheduled shutdowns for heavy maintenance work. The Company's operations are not subject to seasonal fluctuations in operations or sales.


Raw Materials

The principal raw material used in the Company's steel mill is ferrous scrap. Ferrous scrap is derived from, among other sources, discarded automobiles, appliances, structural steel, railroad cars and machinery. The purchase price of scrap is subject to market conditions largely beyond the control of the Company. The Company is located in an area where scrap is generally available and typically maintains less than one month of scrap supply. Historically, price fluctuations of scrap have had no material long-term impact on the Company. However, while the Company has generally been successful in passing on scrap cost increases through price increases, the effect of steel imports, market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company's ability to increase prices. One scrap dealer supplied approximately 34% of the Company's scrap in fiscal 1999. In an attempt to insure an adequate source of raw materials, however, the Company has identified, inspected and purchased scrap from over 30 dealers.

	The Company's manufacturing process consumes large amounts of electricity, which the Company purchases from Kentucky Power Company, d/b/a American Electric Power ("AEP"). An abundant regional supply of coal, used in producing electricity, helps keep the Company's energy costs relatively low. Prior to November 13, 1997, the Company purchased electricity from AEP under an Interruptible Power Contract ("Prior Contract") which was terminable by either party upon 12 months notice and under which AEP could interrupt service during times of peak demand. Effective November 13, 1997, the Company and AEP entered into a contract for Operating Reserve Interruptible Electric Service ("1997 Contract") which will have a minimum term of five years unless the Company gives AEP at least one year's notice of termination. The 1997 Contract limits AEP's right to interrupt service to only those instances that an AEP unit goes offline or that AEP is responsible to share reserves with other electrical generators pursuant to the East Central Area Reliability Coordination Agreement (ECAR), and any such interruption can be no more than 30 minutes in duration.


Employees

As of September 25, 1999, the Company employed 407 people, approximately 77% of whom are members of the United Steelworkers of America. The Company's current five-year collective bargaining agreement expires in September 2004. The Company believes that its wage rates and benefits are competitive with other mini-mills.

The Company offers no postretirement employee health care benefits or other benefit program subject to accounting under the provisions of Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits other than
Pensions".


Environmental and Regulatory Matters

The Company is subject to federal, state, and local environmental laws and regulations concerning, among other matters, wastewater discharge, air emissions and furnace dust disposal. As with similar mills in the industry, the Company's furnaces are classified as generating hazardous waste (K061) because they produce certain types of dust containing lead, chromium and cadmium ("Furnace Dust"). The Company currently collects and handles Furnace Dust through a contract with Horsehead Resource Development Company, Inc. ("HRD"), which reclaims from the waste dust certain materials for reuse and arranges for further recycling or disposal of the residual material. Some of the Furnace Dust generated by the Company and shipped to HRD was processed at HRD's Palmerton, Pennsylvania facility (the "Palmerton Site"), which is the subject of a civil action ("Civil Action") filed in the United States District Court for the Middle District of Pennsylvania by USEPA (No. CV. 98-654) seeking recovery of costs for alleged environmental contamination at the Palmerton Site. HRD has negotiated a Consent Decree and a settlement of $4,984,000 with USEPA for the approximately 250 companies which sent 3,348,287 tons of Furnace Dust to the Palmerton Site. On October 16, 1998, the Company executed the Consent Decree in the Civil Action. On December 10, 1999, the U. S. District Court approved and entered the Consent Decree, which will require the payment of $64,950.18 for the Company's
1.3032 percent volumetric share of the Furnace Dust sent to the Palmerton Site. In consideration of this payment, the Company will be relieved of any liability that the Company may have for contribution or claims for response costs incurred in connection with the Palmerton Site as provided by Sections 113(f)(2) and 122(g)(5) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. HRD has represented to the Company that HRD will pay USEPA the entire settlement of $4,984,000. However, should HRD not pay the $4,984,000 to USEPA, the Company will be required to pay $64,950.18.

Between 1981 and 1983, the prior operator (the "Prior Operator") disposed of Furnace Dust in the Cooksey Brother's landfill, in Cannonsburg, Kentucky ("Cooksey Landfill"). Before 1981 the Prior Operator disposed of Furnace Dust in other locations, including a strip mine. The Company did not assume any liability for disposal at the Cooksey Landfill or such other sites in the acquisition agreement pursuant to which the Company acquired its mini-mill in 1993. The Cooksey Landfill is operating pursuant to a permit and bond issued and approved by the Kentucky Division of Waste Management, and the Company has no reason to believe that the Cooksey Landfill or other sites are likely targets for listing as a Kentucky "uncontrolled site" or federal superfund site. On May 5, 1999, the Company was notified by the Kentucky Division of Waste Management ("DWM") that as a result of a RCRA Facility Assessment ("RFA") conducted in 1986 and 1987 while the Company's mill was operated by the Prior Operator, that DWM requests that the Company undertake a RCRA Facility Investigation ("RFI") and, if necessary, therefore, a RCRA Corrective Measures Study ("CMS") and, if necessary, therefore, a RCRA Corrective Measures Implementation ("CMI"). On June 8, 1999, the Company was notified by DWM that the Company's mill had been listed with 32 other sites in Kentucky as a high priority for clean-up on the RCRA Corrective Action Baseline List of Facilities. The Company has not made a determination as to whether the Prior Operator released any hazardous waste at its site and has not agreed to undertake the RFI and is continuing negotiations with DWM. The Company, however, could incur investigation and/or clean-up expenses in the future with respect to the operation of the Company's facility by the Prior Operator with respect to the Cooksey Landfill or such other sites if (1) the sites are listed as a Kentucky "Uncontrolled Site" or Federal Superfund Site, (2) DWM required the Company to undertake an RFI, CMS and CMI, and (3) the Company is not successful in obtaining full indemnification from the Prior Operator.

	The Company's operations are subject to the Federal Clean Air Act which provides for regulation, through state implementation of federal requirements, of the emission of certain air pollutants. As required by applicable regulations, on December 14, 1996, the Company filed a Title V permit application with the Kentucky Division for Air Quality ("DAQ"). On June 2, 1999, DAQ issued to the Company its Title V Operating Permit ("Air Permit") with an expiration date of June 2, 2004. As with similar mills in the industry, the Federal Clean Air Act required that the Permit include emission limitations and standards as well as monitoring, recordkeeping, reporting, inspection and entry requirements to assure compliance with those limits. The Company does not know whether it will be able to comply with the Air Permit without additional capital and/or operating expense.

	The Company's operations are also subject to the Federal Clean Water Act which provides for regulation through state implementation of federal requirements of the discharge of certain water pollutants. On March 19, 1999, the Kentucky Division of Water ("DOW") issued the Company its Kentucky Pollutant Discharge Elimination System Permit ("Water Permit") with an expiration date of May 31, 2002. In its application for the Water Permit, the Company requested that DOW re-evaluate the temperature limits established in its prior permit. DOW has agreed to determine allowable surface water temperatures on a site-specific basis and has included in the Water Permit a requirement that the Company conduct a year-long thermal plume study to assess the impact of the effluent temperature on the aquatic biota in the receiving stream. At the completion of the study, DOW will determine allowable surface water temperatures on a site-specific basis utilizing available data and the results of the thermal plume study. The Company, therefore, does not know whether it will be able to comply with temperature limits without additional capital and/or operating expense when the limits are determined by DOW.

Further, there can be no assurance that evolving federal and state environmental requirements or discovery of unknown conditions will not (1) require the Company to make material expenditures in the future or (2) affect the Company's ability to obtain permits for its existing operations or any future expansion. The Company will continue to plan and budget, as appropriate, for any additional capital and operating expenses that may be required to upgrade or install new or additional pollution control equipment in order to comply with all permits.

On April 29, 1997, the Company ceased melting operations due to the melting of a radioactive source. The Company restarted its melt shop operations on May 11, 1997, after decontamination of the melt shop and related facilities. The melting of the radioactive source resulted in the classification of approximately 13,530 cubic feet of Furnace Dust and 7,000 cubic feet of baghouse filter bags and related supplies removed during decontamination as a mixed waste ("Mixed Waste") as defined in the Federal Facility Compliance Act. On July 29, 1997, the Company entered into a contract with Zhagrus Environmental, Inc. ("Zhagrus"), an affiliate of Envirocare of Utah, Inc. ("Envirocare"), for the packaging, transportation, treatment and disposal of the Mixed Waste at the waste disposal facility of Envirocare at Clive, Utah (the "Envirocare Facility"). The Envirocare Facility is licensed by the State of Utah to handle and dispose of the Mixed Waste. On April 9, 1999, Zhagrus certified to the Company that Zhagrus has completed the treatment and disposal of the Mixed Waste at the Envirocare Facility.

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

There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year ended September 25, 1999.

      Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 1, 2000.

The names, ages and positions of all of the executive officers of the Registrant as of September 25, 1999 are listed below with their business experience with the Registrant for the past five years. Officers are elected annually by the Board of Directors at the first meeting of directors following the annual meeting of stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Charles C. Hanebuth, 55, has been President and Chief Executive Officer of the Company since its formation in August 1993. From November 1990 to October 1993, Mr. Hanebuth was President and Chief Operating Officer of Kentucky Electric Steel Corporation, a wholly-owned subsidiary of NS Group, Inc. Mr. Hanebuth has 20 years management experience in the steel industry. Mr. Hanebuth is a advisory director of Fifth Third Bank Ohio Valley and a director of Ashland Hospital Corporation, which operates King's Daughters' Medical Center.

William J. Jessie, 49, a certified public accountant, has been Vice President, Secretary, Treasurer and Chief Financial Officer of the Company since its formation in August 1993. Prior to August 1993, he was Controller of Kentucky Electric Steel Corporation since 1986. Mr. Jessie has 21 years of public accounting experience with national and local accounting firms.

Joseph E. Harrison, 55, has been Vice President of Sales and Marketing of the Company since its formation in August 1993. From February 1991 to August 1993 he was General Sales Manager of Kentucky Electric Steel Corporation. Mr. Harrison has over 29 years of sales experience in the steel industry.

William H. Gerak, 54, has been Vice President of Administration of the Company since January 1994. From February 1988 to December 1993 he was the Director of Human Resources and Labor Relations for Heekin Can, Inc., a wholly-owned subsidiary of Ball Corporation, a producer of steel food and aerosol containers, head-quartered in Cincinnati, Ohio. Mr. Gerak has over 25 years of human resource and administrative experience.
<PAGE


PART II


Item 5.	Market for Registrant's Common Equity and Related
Shareholder Matters

The Company's common stock trades on the NASDAQ National Market under the symbol "KESI." The following table sets forth, for the fiscal periods indicated, the high and low closing prices of the stock on the NASDAQ National Market:

                               Fiscal 1998            Fiscal 1999
                            High         Low        High        Low
      First Quarter      $ 8          $ 4-1/2    $ 4         $ 2-11/16
Second Quarter       7-1/4        4-3/4      3-3/4       2-5/8
      Third Quarter        6-15/16      4-15/16    3-3/8       2-1/2
      Fourth Quarter       5-1/8        3-1/2      4-1/2       2-5/8


On December 10, 1999 there were approximately 1,100 beneficial owners of the Company's common stock.

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

The selected financial data shown below for the five years in the period ended September 25, 1999 are derived from the audited financial statements of the Company. The information set forth below should be used in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere herein.


                                                   Year Ended
                           Sept. 30,   Sept. 28,   Sept. 27,   Sept. 26,   Sept. 25,
                             1995         1996       1997        1998        1999
                                (In thousands, except share and per share data)
Income Statement Data:
  Net sales ............   $107,402    $ 98,320    $ 94,652    $109,456    $105,389
  Cost of goods sold ...     91,642      89,783      89,992      97,720      95,140
                            -------     -------     -------     -------     -------
    Gross profit .......     15,760       8,537       4,660      11,736      10,249
  Selling and admini-
    strative expenses ..      7,696       7,391       6,800       7,011       7,627
                            -------     -------     -------     -------     -------
    Operating income (loss)   8,064       1,146      (2,140)      4,725       2,622

  Interest expense .....       (658)     (1,453)     (2,125)     (2,395)     (2,274)
  Interest income and
    other ..............         57          31          34          80       1,234
  Gain on involuntary con-
    version of equipment       -            369        -           -           -
                            -------     -------     -------     -------     -------
    Income (loss) before
     income taxes ......      7,463          93      (4,231)      2,410       1,582
  Income taxes .........      2,812          35      (1,599)        916         604
                            -------     -------     -------     -------     -------
      Net income (loss)    $  4,651    $     58    $ (2,632)   $  1,494    $    978

  Net income (loss)
    per common share -
    basic and diluted...   $    .95    $    .01    $   (.57)   $    .32    $    .24

  Weighted average shares
    outstanding-basic     4,905,456   4,806,161   4,633,315   4,624,671   4,085,480

  Weighted average shares
    outstanding-diluted   4,909,575   4,806,485   4,633,315   4,630,920   4,089,219
Balance Sheet Data:
  Working capital .....    $ 10,324     $14,963     $11,335     $14,153     $15,718
  Total assets ........      72,625      78,433      78,770      80,251      82,941
  Long-term debt (1) ..       7,287      20,000      20,000      20,000      20,000
  Shareholders' equity       38,097      37,110      34,211      35,192      35,252

(1)	Net of current portion.

Item 7.	Management's Discussion and Analysis of Financial
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


Results of Operations

The following table sets forth the percentages of the Company's net sales represented by certain income and expense items for the periods indicated.

                                              Year Ended
                                   September   September   September
                                    27, 1997    26, 1998    25, 1999
    Net sales ....................   100.0%      100.0%      100.0%
    Cost of goods sold ...........    95.1        89.3        90.3
                                     -----       -----       -----
    Gross profit .................     4.9        10.7         9.7
    Selling and administrative
      expenses ...................     7.2         6.4         7.2
                                     -----       -----       -----
    Operating income (loss) ......    (2.3)        4.3         2.5

    Interest expense .............    (2.2)       (2.2)       (2.2)
    Interest income and other ....      -           .1         1.2
                                     -----       -----       -----
    Income (loss) before
      income taxes ...............    (4.5)        2.2         1.5

    Income taxes  ................    (1.7)         .8          .6
                                     -----       -----       -----
    Net income (loss) ............    (2.8%)       1.4%         .9%
 Year Ended September 25, 1999 Compared with Year Ended September 26,
1998

	Net Sales. Net sales for fiscal 1999 decreased by $4.1 million (3.7%) to $105.4 million from $109.5 million in fiscal 1998. The decrease in net sales is attributable to a 5.2% decline in average selling prices due to market price reductions, offset by an increase in tons shipped. Shipments increased by 1.5% from 240,300 tons in fiscal 1998 to 244,000 tons in fiscal 1999.

	Cost of Goods Sold. Cost of goods sold for fiscal 1999 decreased by $2.6 million, or 2.6% to $95.1 million from $97.7 million in fiscal 1998. As a percentage of net sales, cost of goods sold increased from 89.3% in fiscal 1998 to 90.3% in fiscal 1999. The decrease in cost of goods sold reflects a decrease in the per ton cost of tons shipped offset by the increase in tons shipped. The decrease in the per ton cost of tons shipped during fiscal 1999 as compared to fiscal 1998 resulted from lower scrap prices offset by higher conversion costs primarily due to lower production caused by equipment problems in the melt shop.

	Gross Profit. As a result of the above, gross profit for fiscal 1999 decreased by $1.5 million from $11.7 million in fiscal 1998 to $10.2 million in fiscal 1999. As a percentage of net sales, gross profit decreased from 10.7% in fiscal 1998 to 9.7% in fiscal 1999.

	Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, human resources, and other administrative departments. Selling and administrative expenses for fiscal 1999 increased $.6 million, or 8.8% to $7.6 million from $7.0 million for fiscal 1998. As a percentage of net sales, such expenses increased from 6.4% for fiscal 1998 to 7.2% for fiscal 1999. The increase in selling and administrative expenses is due primarily to an increase in legal and professional fees and self-insured health care costs incurred during fiscal 1999. The increase in legal and professional fees is primarily due to legal and consulting fees related to the Company's electric service contract and a pending trade case with the Department of Commerce.

	Operating Income. For the reasons described above, operating income decreased by $2.1 million (44.5%) from $4.7 million in fiscal 1998 to $2.6 million in fiscal 1999. As a percentage of net sales, operating income decreased from 4.3% in fiscal 1998 to 2.5% in fiscal 1999.

	Interest Expense. Interest expense decreased by $.1 million to $2.3 million in fiscal 1999 from $2.4 million in fiscal 1998. The decrease in interest expense is due to a decrease in both the average interest rate and the average amount outstanding on the line of credit.

	Provision (Credit) for Income Taxes. The Company has recorded a tax provision of approximately $.6 million in fiscal 1999 as compared to a tax provision of approximately $.9 million in fiscal 1998 at an effective tax rate of 38% for both years. As of September 25, 1999 the Company has net deferred tax assets of $5.9 million, which is net of a $2.7 million valuation allowance. Included in the $8.6 million of gross deferred tax assets is $6.4 million of net operating tax loss carryforwards which expire beginning in 2011. The realization of the deferred tax assets is dependent in part upon generation of sufficient future taxable income. Management has considered the levels of currently anticipated pre-tax income in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical pre-tax income levels, the nature of certain events which adversely affected operations in fiscal 1997, the results of operations for fiscal 1998 and 1999 and other factors, management believes it is more likely than not that the net deferred tax asset, after consideration of the valuation allowance which has been established, will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in future years if estimates of future taxable income during the carryforward period are reduced.

	Interest Income and Other. Interest and other income increased by $1.2 million for fiscal 1999 from $.1 million in fiscal 1998.
Fiscal 1999 includes other income of $1.1 million from a claim settlement pertaining to the Company's purchase of electrodes during the years 1992 through 1997.

	Net Income. As a result of the above, net income decreased by $.5 million from $1.5 million in fiscal 1998 to $1.0 million in fiscal 1999. As a percentage of net sales, net income decreased from 1.4% in fiscal 1998 to .9% in fiscal 1999.

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

	Provision (Credit) for Income Taxes. The Company has recorded a tax provision of approximately $.9 million in fiscal 1998 as compared to a benefit of $1.6 million in fiscal 1997 at an effective tax rate of 38% for both years. As of September 26, 1998 the Company has net deferred tax assets of $6.6 million, which is net of a $2.7 million valuation allowance. Included in the $9.3 million of gross deferred tax assets is $5.4 million of net operating tax loss carryforwards which expire beginning in 2011. The realization of the deferred tax assets is dependent in part upon generation of sufficient future taxable income. Management has considered the levels of currently anticipated pre-tax income in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical pre-tax income levels, the nature of certain events which adversely affected operations in fiscal 1996 and 1997, the results of operations for fiscal 1998 and other factors, management believes it is more likely than not that the net deferred tax asset, after consideration of the valuation allowance which has been established, will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced, in the future, if estimates of future taxable income during the carryforward period are reduced.

Net Income. As a result of the above, fiscal 1998 reflected net income of $1.5 million as compared to a net loss of $2.6 million in fiscal 1997. As a percentage of net sales, net income increased from (2.8%) in fiscal 1997 to 1.4% in fiscal 1998.
Liquidity and Capital Resources

Cash flows from operating activities amounted to $2.5 million, $2.3 million, and $1.3 million in fiscal 1997, 1998 and 1999, respectively. Fiscal 1997 operating cash flows reflect the net loss of $2.6 million and the increase in the net deferred tax asset of $.7 million, which has been partially offset by depreciation of $3.7 million, decrease in accounts receivable of $.5 million and inventories of $.8 million, and an increase in accounts payable of $.8 million. The additional depreciation is related to the start-up of the ladle metallurgy facility. The decrease in inventories is primarily related to a reduction in scrap inventory.

	Fiscal 1998 operating cash flows reflect net income of $1.5 million, depreciation and amortization of $3.7 million, and the decrease in the net deferred tax asset of $1.0 million. Operating cash flows were negatively impacted by a $3.8 million increase in inventories. The increase in inventories is primarily attributed to an increase in finished goods inventory offset somewhat by a decrease in scrap inventory. The increase in finished goods inventory is due to lower than anticipated fourth quarter shipments in fiscal 1998 and lower than normal inventories in fiscal 1997 due to production problems.

	Fiscal 1999 operating cash flows reflect net income of $1.0 million, depreciation and amortization of $3.6 million and the decrease in the net deferred tax asset of $.7 million. Operating cash flows were negatively impacted by increases in accounts receivable and inventories of $2.1 million and $2.4 million, respectively. Also, operating cash flows were positively impacted by an increase of $1.7 million in trade accounts payable. The increase in inventories and accounts payable is primarily due to an increase in scrap and billet inventory. The increase in accounts receivable reflects the higher sales level in the latter part of fiscal 1999.

Cash flows used by investing activities consist of capital expenditures, net of changes in capital expenditures payables, of $5.1 million, $2.5 million, and $3.4 million in fiscal 1997, 1998 and 1999, respectively. The increase in capital expenditures in fiscal 1999 is primarily due to the payment of retainage on projects completed during the year.

Cash flows provided from financing activities amounted to $2.6 million, $.2 million, and $2.2 million in fiscal 1997, 1998, and 1999, respectively. The $2.6 million in fiscal 1997 reflects $3.1 million in advances on the Company's line of credit facility offset by $.5 million used for the purchases of treasury stock. The $.2 million in fiscal 1998 reflects $.8 million in advances on the Company's line of credit facility offset by $.6 used for the purchase of treasury stock. The $2.2 million in fiscal 1999 reflects $3.1 million in advances on the Company's line of credit facility offset by $1.0 million used to purchase treasury stock.

Working capital at September 25, 1999, was $15.7 million as compared to $14.2 million at September 26, 1998. The current ratio was 1.6 to 1.0 at September 25, 1999 as compared to 1.6 to 1.0 at September 26, 1998. The increase in working capital is primarily attributed to cash flow generated by operations combined with the Company's return to a more routine maintenance capital expenditure level.

	The Company completed its 500,000 share buyback program during fiscal 1998 and the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's common stock. During the fiscal year ended September 25 1999, the Company repurchased 405,585 shares of its common stock.

The Company's primary ongoing cash requirements are for current capital expenditures. In addition, principal payments on the unsecured senior notes commence on November 1, 2000 and are due in equal annual installments over six years. The two sources for the Company's liquidity are internally generated funds and its bank credit facility. The Company has a $24.5 million unsecured bank credit facility which expires January 31, 2002. Borrowings are limited to defined percentages of eligible inventory and accounts receivable. As of September 25, 1999, the Company had $14.5 million outstanding and $6.0 million available under its line of credit. The Company believes that the bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs.


Year 2000 Compliance

      The following Year 2000 discussion is provided in response to the Securities and Exchange Commission's recent interpretative statement expressing its view that public companies should include detailed discussion of Year 2000 issues in their MD&A.

 	The Company has completed an organized program assessing the issues confronting it related to the "Year 2000 problem", which is the result of the inability of many computer systems and electronic equipment to distinguish the Year 2000 from the year 1900. The program was designed to assure the Company's information technology
systems and related infrastructure will be Year 2000 compliant.   The
Company divided its Year 2000 issues into three areas including: computer hardware and software business systems, manufacturing processing control devices and related systems, and facility support systems. The Company's Year 2000 program included three phases: (1) an audit and assessment phase designed to identify Year 2000 issues;
(2) a modification phase designed to correct Year 2000 issues (this phase included testing of individual modifications as they were installed); and (3) a testing phase to test entire systems for Year 2000 compliance after individual modifications were installed and tested. All phases of the Company's Year 2000 program are substantially complete.

	The estimated cost for correction of Year 2000 issues, including any software and hardware changes and the cost of personnel involved in working on the project, is approximately $260,000, substantially all of which has been incurred to date. The Year 2000 updates were funded out of funds generated from operations and account for less than 30% of the Company's information technology budget.

     The Company's Year 2000 program also included investigation of the Year 2000 readiness status of our major vendors and customers.
The Company used letters, questionnaires and protocols to determine its vendors' and customers' 2000 readiness. The Company has contacted all major vendors including energy and scrap suppliers and external service providers including banks, insurance companies and phone service providers to determine their Year 2000 compliance status. The Company has also contacted significant customers to determine their progress towards Year 2000 compliance and to identify issues, if any, which might develop if a customer is unable to become year 2000 compliant on a timely basis. Based upon the responses received, all of our major vendors and customers indicated they are addressing the Year 2000 issues on a timely basis.

	The Company has developed a Year 2000 contingency plan in the event we experience Year 2000 related problems. The plan includes, among other actions, reverting to manual systems and controls and setting internal clocks to earlier dates.

	The Company believes that with the modifications made to its computer systems and electronic equipment, the Year 2000 issue will not result in significant operational problems. However, because of the uncertainties associated with addressing the Year 2000 problem for both internal and external systems critical to the Company's operations, there is a risk of a material adverse effect on the Company's operations. While the Company is not aware of any significant exposure, there can be no assurance that the Year 2000 issue will not have a material impact on the Company's business and operations.


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



Forward Looking Statements

The matters discussed or incorporated by reference in this Report on Form 10-K that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the reliance on truck and utility vehicle industry; excess industry capacity; product demand and industry pricing; volatility of raw material costs, especially steel scrap; intense foreign and domestic competition; management's estimates of niche market data; the cyclical and capital intensive nature of the industry; and cost of compliance with environmental regulations. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

Without limiting the foregoing, various statements in the previous discussion of Year 2000 are likewise forward-looking statements. These statements include statements of the Company's expectations, statements with regard to schedules and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include, but are not limited to: the inability of the Company to complete the plans and modifications that it has identified; the failure of software vendors to deliver the upgrades and repairs to which they have committed; the wide variety of information technology systems and components, both hardware and software, that must be evaluated; and the large number of vendors and customers with which the Company interacts. The Company's assessments of the effects of Year 2000 on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.


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

4.5	Amendment No. 1 to Amended and Restated Loan Agreement
between Registrant and National City Bank, Kentucky.
Filed as Exhibit 4.5 to Registrant's Form 10-Q No. 0-
22416, filed on February 11, 1997, and incorporated by reference herein.

4.6	Amendment No. 2 to Amended and Restated Loan Agreement
between Registrant and National City Bank, Kentucky.
Filed as Exhibit 4.6 to Registrant's Form 10-Q, No. 0-
22416, filed on February 9, 1998, and incorporated by reference herein.

     4.7 	Amendment No. 1 to Amended and Restated Export Financing
Agreement  between Registrant and National City Bank,
Kentucky.  Filed as Exhibit 4.7 to Registrant's Form 10-Q,
No. 0-22416, filed on February 9, 1998, and incorporated by reference herein.


    10.1	Transfer Agreement between NS Group, Inc., Kentucky
Electric Steel Corporation, and Registrant, filed as
Exhibit 10.2 to Registrant's Form 10-K for the fiscal year ended September 25, 1993, File No. 0-22416, and incorporated by reference herein.

    10.2	Tax Agreement between NS Group, Inc., Kentucky Electric
Steel Corporation and Registrant, filed as Exhibit 10.3 to
Registrant's Form 10-K for the fiscal year ended September
25, 1993, File No. 0-22416, and incorporated by reference herein.

    10.3	Form of Indemnification Agreement between Registrant and
Its Executive Officers and Directors, filed as Exhibit
10.4 to Amend- ment No. 1 to Registrant's Registration
Statement on Form S-1 (No. 33-67140), and incorporated by reference herein.*

    10.4	Registration Rights Agreement between Registrant and NS
Group, Inc., filed as Exhibit 10.7 to Registrant's Form
10-K for the fiscal year ended September 25, 1993, File
No. 0-22416, and incorporated by reference herein.

10.5	Kentucky Electric Steel, Inc. 1993 Employee Stock Option/
Restricted Stock Plan, filed on Registrant's Form S-8 (No.
33-77598), filed on April 12, 1994, and incorporated by reference herein.*

10.6	Kentucky Electric Steel, Inc. 1993 Transition Stock Option
Plan, filed on Registrant's Form S-8 (No. 33-77598), filed on April 12, 1994, and incorporated by reference herein.

    10.7	Contract with Morgan-Pomini Company for Rolling and
Finishing End Modernization filed as Exhibit 10.8 to
Registrant's Form 10-Q, No. 0-22416, filed on May 4,
1994, and incorporated by reference herein.

    10.8	The Kentucky Electric Steel, Inc. Salary Continuation
Plan, effective June 7, 1994, as amended, for the benefit of the Company's eligible salaried employees, filed as Exhibit 10.8 to Registrant's Form 10-Q, File
No. 0-22416, filed on August 6, 1999, and incorporated by reference herein.*

    10.9 	The Kentucky Electric Steel, Inc. Executive Severance
Plan, effective June 7, 1994, as amended, for the benefit of the Company's eligible Executive Officers, filed as
Exhibit 10.9 to Registrant's Form 10-Q, File No. 0-22416, filed on August 6, 1999, and incorporated by reference herein.*

    10.10	Employment agreements dated June 7, 1994, as amended,
between Kentucky Electric Steel, Inc. and its four
Executive Officers, filed as Exhibit 10.10 to Registrant's
Form 10-Q, file No. 0-22416, filed on August 6, 1999 and incorporated by reference herein.*

    10.11	Form of Salary Continuation Agreements entered into
between Kentucky Electric Steel, Inc. and its four
Executive Officers, filed herewith.*



    10.12	The Kentucky Electric Steel, Inc. Key Employee Stock/Loan
Plan, effective February 2, 1995 for the benefit of the
Company's   Executive Officers, filed as Exhibit 10.14 to
Registrant's Form 10-Q, No. 0-22416, filed on February 9,
1995, and incorporated by reference herein.*

    10.13	Contract with EMC International, Inc. for Ladle Metallurgy
Facility, filed as Exhibit 10.15 to Registrant's Form 10-
Q, No. 0-22416, filed on May 16, 1995, and incorporated by reference herein.

    10.14	Kentucky Electric Steel, Inc. 1994 Employee Stock Option/
Restricted Stock Plan, filed on Registrant's Form S-8 (No.
33-301218), filed on February 12, 1996, and incorporated by reference herein.*

    10.15	Rights Agreement between Kentucky Electric Steel, Inc. and
EquiServe Trust Company, N.A., dated as of September 1,
1999, filed  as Exhibit 4.8 to Registrant's Form 8-K, File
No. 0-22416, filed on September 14, 1999 and incorporated by reference herein.

10.16	First Addendum to Agreement with Morgan-Pomini Company for
Rolling and Finishing Fund Modernization, filed as Exhibit
10.15 to Registrant's Form 10-Q, No. 0-22416, filed on
February 11, 1997, and incorporated by reference herein.

10.17	Remediation and Waste Disposal Agreement - Zhagrus
Environmental, Inc., filed as Exhibit 10.16 to
Registrant's Form 10-Q, No. 0-22416 filed on May 12, 1997 and incorporated by reference herein.

10.18	The Kentucky Electric Steel, Inc. 1999 Share Plan for Non-
Employee Directors, filed as Exhibit 10.18 to Registrant's
Form 10-Q, No. 0-22416 filed on August 6, 1999 and incorporated by reference herein.*

10.19	Form of Promissory Note dated October 6, 1999, between
Kentucky Electric Steel, Inc. and its four executive officers, filed herewith.*

10.20	Form of Loan Forgiveness Agreement dated October 6, 1999,
between Kentucky Electric Steel, Inc. and its four executive officers, filed herewith.*

10.21	Trust Under Certain Kentucky Electric Steel Salary
Continuation Agreements dated October 14, 1999, filed herewith.*

    23	Consent of Arthur Andersen LLP

    27      Financial Data Schedule

     (b)    Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 25, 1999.


   *	Indicates management contracts or compensatory plans or
arrangements in which one or more Directors or Executive
Officers of the Company participate or is a party.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KENTUCKY ELECTRIC STEEL, INC.


December 10, 1999                   By:  \s\Charles C. Hanebuth
                                         Charles C. Hanebuth
                                         President, Chief Executive
                                         Officer and Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                         Title                      Date

\s\Charles C. Hanebuth       President, Chief Executive Officer    December 10, 1999
Charles C. Hanebuth            and Chairman


\s\William J. Jessie         Vice President, Secretary,            December 10, 1999
William J. Jessie              Treasurer and Chief Financial
                               Officer
                               (Principal Financial and
                               Accounting Officer)

\s\Clifford R. Borland       Director                              December 10, 1999
Clifford R. Borland

\s\Carl E. Edwards, Jr.      Director                              December 10, 1999
Carl E. Edwards, Jr.

\s\J. Marvin Quin, II        Director                              December 10, 1999
J. Marvin Quin, II

\s\David C. Struve           Director                              December 10, 1999
David C. Struve

KENTUCKY ELECTRIC STEEL, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



Financial Statements                                    Page(s)

Report of Independent Public Accountants ..............   F-1

Consolidated Balance Sheets - September 26, 1998 and
September 25, 1999 ....................................   F-2

Consolidated Statements of Operations - Years ended
September 27, 1997, September 26, 1998
and September 25, 1999 ................................   F-3

Consolidated Statements of Changes in Shareholders'
Equity - Years ended September 27, 1997, September 26,
1998, and September 25, 1999 ..........................   F-4

Consolidated Statements of Cash Flows - Years ended
September 27, 1997, September 26, 1998
and September 25, 1999 ................................   F-5

Notes to Consolidated Financial Statements ............   F-6


Financial Statement Schedule

      Report of Independent Public Accountants ..............   S-1

Schedule II  Valuation and Qualifying Accounts ........   S-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Kentucky Electric Steel, Inc.:

	We have audited the accompanying consolidated balance sheets of Kentucky Electric Steel, Inc. (a Delaware corporation) and subsidiary as of September 26, 1998 and September 25, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Electric Steel, Inc. and subsidiary as of September 26, 1998 and
September 25, 1999 and the results of their operations and their cash flows for each of the three years in the period ending September 25, 1999 in conformity with generally accepted accounting principles.





       Arthur Andersen LLP



Cincinnati, Ohio,
October 27, 1999


KENTUCKY ELECTRIC STEEL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
                                                      September     September
                                                       26, 1998      25, 1999
                       ASSETS

   CURRENT ASSETS
     Cash and cash equivalents                        $    150       $    184
     Accounts receivable, less allowance for
       doubtful accounts of $460 in 1998 and
       $430 in 1999                                     12,037         14,180
     Inventories                                        20,363         22,751
     Operating supplies and other current assets         5,206          5,294
     Refundable income taxes                              -               315
     Deferred tax assets                                   648            683
                                                       -------        -------
                  Total current assets                  38,404         43,407
                                                       -------        -------
   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                  4,532          4,621
     Machinery and equipment                            42,004         45,324
     Construction in progress                            3,031          2,470
     Less - accumulated depreciation                   (14,772)       (18,307)
                                                       -------        -------
          Net property, plant and equipment             34,795         34,108
                                                       -------        -------
   DEFERRED TAX ASSETS                                   5,990          5,253
                                                       -------        -------
   OTHER ASSETS                                          1,062            173
                                                       -------        -------
          Total assets                                $ 80,251       $ 82,941

        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit                       $ 11,397       $ 14,510
     Accounts payable                                    7,056          8,731
     Capital expenditures payable                          857            335
     Accrued liabilities                                 3,834          3,988
     Environmental liabilities                             982           -
     Current portion of long-term debt                     125            125
                                                       -------        -------
          Total current liabilities                     24,251         27,689
                                                       -------        -------
   LONG-TERM DEBT                                       20,000         20,000
                                                       -------        -------
   OTHER LIABILITIES                                       808           -
                                                       -------        -------
          Total liabilities                             45,059         47,689
                                                       -------        -------
   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued                -              -
     Common stock, $.01 par value, 15,000,000 shares
       authorized 4,985,937 and 5,003,874 shares
       issued, respectively                                 50             50
     Additional paid-in capital                         15,671         15,728
     Less treasury stock - 526,996 and 932,581
       shares at cost, respectively                     (3,254)        (4,272)
     Deferred compensation                                 (73)           (30)
     Retained earnings                                  22,798         23,776
                                                       -------        -------
          Total shareholders' equity                    35,192         35,252
                                                       -------        -------
          Total liabilities and shareholders' equity  $ 80,251       $ 82,941


See notes to consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)

                                             Year Ended
                                September    September    September
                                 27, 1997     26, 1998     25, 1999
NET SALES                        $ 94,652     $109,456     $105,389
COST OF GOODS SOLD                 89,992       97,720       95,140
                                  -------      -------      -------
       Gross profit                 4,660       11,736       10,249

SELLING AND ADMINISTRATIVE
  EXPENSES                          6,800        7,011        7,627
                                  -------      -------      -------
       Operating income (loss)     (2,140)       4,725        2,622

INTEREST EXPENSE                   (2,125)      (2,395)      (2,274)
INTEREST INCOME AND OTHER              34           80        1,234
                                  -------      -------      -------
       Income (loss) before
         income taxes              (4,231)       2,410        1,582

PROVISION (CREDIT) FOR
  INCOME TAXES                     (1,599)         916          604
                                  -------      -------      -------

       Net income (loss)         $ (2,632)    $  1,494     $    978

NET INCOME (LOSS) PER COMMON
  SHARE -  BASIC AND DILUTED     $   (.57)    $    .32     $    .24


WEIGHTED AVERAGE SHARES
  OUTSTANDING -  BASIC          4,633,315    4,624,671    4,085,480


WEIGHTED AVERAGE SHARES
  OUTSTANDING -  DILUTED        4,633,315    4,630,920    4,089,219
















See notes to consolidated financial statements


KENTUCKY ELECTRIC STEEL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Years in the Period Ended
September 25, 1999

(Dollars in Thousands)


                                         Addi-                        De-
                                         tional                     ferred
                          Common Stock   Paid-In    Treasury Stock  Compen- Retained
                         Shares  Amount  Capital   Shares    Amount sation  Earnings  Total
BALANCE, Sept. 28, 1996 4,974,099  $50  $15,710  (273,000) $(2,165) $(421)  $23,936 $37,110
  Tax effect of
    restricted stock
    recognized differ-
    ently for financial
    reporting and tax
    purposes                 -       -      (66)     -         -       -       -        (66)
  Amortization of
    deferred comp-
    ensation                 -       -     -         -         -      251      -        251
  Issuance of stock         3,889    -       21      -         -       -       -         21
  Purchases of treasury
    stock                    -       -     -      (77,976)    (473)    -       -       (473)
  Net loss                   -       -     -         -         -       -     (2,632) (2,632)
                        ---------   --   ------   -------    -----    ---    ------  ------
BALANCE, Sept. 27, 1997 4,977,988   50   15,665  (350,976)  (2,638)  (170)   21,304  34,211
Tax effect of
    restricted stock
    recognized differ-
    ently for financial
    reporting and tax
    purposes                 -       -      (42)     -         -       -       -        (42)
  Amortization of
    deferred comp-
    ensation                 -       -     -         -         -       97      -         97
  Issuance of stock         7,949    -       48      -         -       -       -         48
  Purchases of treasury
    stock                    -       -     -     (176,020)    (616)    -       -       (616)
  Net income                 -       -     -         -         -       -      1,494   1,494
                        ---------   --   ------   -------    -----    ---    ------  ------

BALANCE, Sept. 26, 1998 4,985,937  $50  $15,671  (526,996) $(3,254)  $(73)  $22,798 $35,192
  Amortization of
    deferred comp-
    ensation                 -       -     -         -         -       43      -         43
  Issuance of Stock        17,937    -       57      -         -       -       -         57
  Purchases of treasury
    stock                    -       -     -     (405,585)  (1,018)    -       -     (1,018)
  Net income                 -       -     -         -         -       -        978     978
                        ---------   --   ------   -------    -----    ---    ------  ------
BALANCE, Sept. 25, 1999 5,003,874  $50  $15,728  (932,581) $(4,272)  $(30)  $23,776 $35,252












See notes to consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                Year Ended
                                       September  September  September
                                        27, 1997   26, 1998   25, 1999
Cash Flows From Operating Activities:
  Net income (loss)                      $(2,632)  $ 1,494    $   978
  Adjustments to reconcile net income
    (loss) to net cash flows from
    operating activities:
      Depreciation and amortization        3,737     3,683      3,636
      Change in deferred taxes              (896)    1,169        737
      Change in other                       (158)     (154)        23
      Changes in current assets and
        current liabilities:
          Accounts receivable                536      (460)    (2,143)
          Insurance claim receivable        (900)      900       -
          Inventories                        829    (3,825)    (2,388)
          Operating supplies and other
            current assets                   265      (404)       (88)
          Refundable income taxes           (360)      900       (315)
          Deferred tax assets                223      (191)       (35)
          Accounts payable                   763      (921)     1,675
          Accrued liabilities                 61       134        154
          Environmental liabilities          982      -          (982)
                                          ------    ------     ------
Net cash flows from operating activities   2,450     2,325      1,252
                                          ------    ------     ------
Cash Flows From Investing Activities:
  Capital expenditures                    (3,226)   (2,806)    (2,848)
  Change in capital expenditures payable  (1,858)      310       (522)
                                          ------    ------     ------
Net cash flows from investing activities  (5,084)   (2,496)    (3,370)
                                          ------    ------     ------
Cash Flows From Financing Activities:
  Net advances on line of credit           3,089       762      3,113
  Issuance of common stock                    21        48         57
  Purchases of treasury stock               (473)     (616)    (1,018)
                                          ------    ------     ------
Net cash flows from financing activities   2,637       194      2,152
                                          ------    ------     ------
Net increase in cash and cash
  equivalents                                  3        23         34
Cash and Cash Equivalents -
  Beginning of Period                        124       127        150
                                          ------    ------     ------
Cash and Cash Equivalents -
  End of Period                          $   127   $   150    $   184

Interest Paid, net of amount
  capitalized                            $ 2,142   $ 2,371    $ 2,263

Income Taxes Paid                        $   -     $   200    $   216

See notes to consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)	Nature of Operations

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

	The Company capitalizes interest costs as part of the historical cost of acquiring major capital assets. Interest cost of $11,000 was capitalized for the year ended September 27, 1997. No interest was capitalized for the years ended September 26, 1998 and September 25, 1999, respectively.



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

	Recent Accounting Pronouncements
	In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No 130), "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 in the quarter ended December 26, 1998. For the periods presented herein, comprehensive income is equal to net income reported.

	In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (SFAS No. 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined it has no reportable segments as defined under SFAS No. 131.

	In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not currently have any derivative financial instruments; therefore, SFAS No. 133 does not currently apply. The Company is required to adopt SFAS No. 133 effective as of the beginning of the first quarter of fiscal 2001.

	Fiscal Year End
	The Company's fiscal year ends on the last Saturday of September.

(3)	Inventories

	Inventories at September 26, 1998 and September 25, 1999 consist of the following ($000's):
                                              1998         1999
        Raw materials                       $ 1,984      $ 2,824
        Semi-finished and finished goods     18,379       19,927
        Total inventories                   $20,363      $22,751


(4)	Environmental Liabilities

	The Company's melt shop operations were shut down for twelve days during the third quarter of fiscal 1997 in order to decontaminate its baghouse facilities after detection of a radioactive substance in the baghouse dust, a by-product of the melting process.

	The $1.0 million in environmental liabilities recorded as a current liability on the balance sheet at September 26, 1998 represents final payment due an environmental services company for treatment and disposal of the contaminated baghouse dust. Payment for the disposal occurred during fiscal 1999.

(5)	Accrued Liabilities

	Accrued liabilities at September 26, 1998 and September 25, 1999 consist of the following ($000's):
                                                     1998      1999
     Accrued payroll and related liabilities       $ 1,431   $ 1,498
     Accrued insurance and workers' compensation       820       945
     Accrued interest payable                          702       714
     Other                                             881       831
                                                   $ 3,834   $ 3,988

 (6)	Long-Term Debt

	Long-term debt of the Company at September 26, 1998 and September 25, 1999 consists of the following ($000's):

                                                   1998         1999
      Unsecured senior notes, due in equal
        annual installments from November
        2000 through 2005, interest at 7.66%    $ 20,000      $20,000
      Other                                          125          125
                                                  20,125       20,125
      Less - Current portion                        (125)        (125)
                                                $ 20,000      $20,000

	Principal payments on the unsecured senior notes commence on November 1, 2000 and are due in equal annual installments over six years. These notes bear interest at a fixed rate of 7.66% per annum, with interest paid semi-annually.

	The Company has a $24.5 million unsecured bank credit facility which expires January 31, 2002. Borrowings are limited to defined percentages of eligible inventory and accounts receivable. Interest on borrowings accrue at the rate of LIBOR plus 1.35% or the prime rate minus 1/2%.

	The notes and bank credit facility contain restrictive covenants, which include, among other restrictions, a maximum ratio of total funded debt to total capitalization, a minimum fixed charge coverage ratio, a minimum net worth requirement and restrictions on the payment of dividends.

	As of September 25, 1999, approximately $14.5 million was outstanding under the bank credit facility, approximately $.9 million was utilized to collateralize various letters of credit and $6.0 million was available for additional borrowings. The weighted average interest rate on short-term borrowings as of September 26, 1998 and September 25, 1999 were 7.3% and 7.1%, respectively.

	The estimated fair value of the Company's unsecured senior notes is estimated using discounted cash flow analysis, based upon the estimated market rate as of September 25, 1999. The fair value of the unsecured senior notes was approximately $19.7 million as of September 25, 1999 and as of September 26, 1998.
(7)	Significant Customers and Foreign Sales

	The Company grants trade credit to customers within the markets it serves. Sales to the leaf-springs suspension market represented 18.6%, 14.2%, and 12.5% of total sales for fiscal 1997, 1998 and 1999, respectively.

	One company, through several wholly-owned subsidiaries, which are customers of the Company, represented 8.7%, 10.4%, and 13.5% of net sales in fiscal 1997, 1998, and 1999, respectively. Another customer, through two wholly-owned subsidiaries, which are customers of the Company, accounted for 14.0%, 10.4%, and 11.0% of net sales in fiscal 1997, 1998, and 1999, respectively. No other customer accounted for more than 10% of net sales.

	The Company's foreign sales represented 8.5%, 7.5%, and 8.6% of total sales for 1997, 1998 and 1999, respectively.


(8)	Income Taxes

 	The provision (credit) for income taxes consists of the following
($000's):


                                         1997      1998      1999
          Current:
            Federal                   $  (900)    $ 200     $ (98)
            State                          -         -         -
                                         (900)      200       (98)
          Deferred:
            Federal                      (498)      596       626
            State                        (201)      120        76
                                         (699)      716       702
          Total provision (credit)
            for income taxes          $(1,599)    $ 916     $ 604


	The provision (credit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons ($000's):


                                         1997      1998      1999

      Income tax provision (credit)
        at statutory tax rate of 34% $(1,438) $ 819 $ 538 State income taxes, net of
        federal effect                   (103)       64        50
      Other, net                          (58)       33        16
                                      $(1,599)    $ 916     $ 604



	The components of the net deferred tax asset at September 26, 1998 and September 25, 1999 are as follows ($000's):








                                          Sept. 26,    Sept. 25,
                                            1998         1999
      Deferred tax components:
        Property, plant and equipment     $  (307)     $(1,398)
        Intangibles                         2,526        2,314
        AMT credit carryforwards            1,177        1,038
        NOL carryforward                    5,429        6,405
        Other                                 494          258
                                            9,319        8,617
        Valuation allowance                (2,681)      (2,681)

           Net deferred tax assets        $ 6,638      $ 5,936


	For Federal income tax purposes the Company has alternative minimum tax credit carryforwards of approximately $1.0 million, which are not limited by expiration dates. The Company also has gross operating tax loss carryforwards of approximately $18.8 million, which expire beginning in 2011. The Company has recorded deferred tax assets related to these carryforwards.

	The realization of deferred tax assets is dependent in part upon generation of sufficient future taxable income. Management has considered the levels of currently anticipated pre-tax income in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical pre-tax income levels, the nature of certain events which adversely affected operations in fiscal 1997, the results of operations for fiscal 1998 and 1999, and other factors, management believes it is more likely than not that the net deferred tax asset, after consideration of the valuation allowance which has been established, will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.


(9)	Profit Sharing Plans

	The Company has established profit sharing plans for its bargaining unit (hourly) and salaried employees. Generally, the plans require mandatory contributions of five percent of pretax profits (with a guaranteed minimum based on hours worked) for the hourly employees, and an additional discretionary contribution set by the Board of Directors for salaried employees. Expense for contributions was approximately $219,000, $226,000 and $219,000 in fiscal 1997, 1998 and 1999, respectively.


(10)  Earnings Per Share

	Statement of Financial Accounting Standards No. 128 (SFAS No.
128) related to earnings per share requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The Company adopted SFAS No. 128 during fiscal 1998. The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.








                      For the Year Ended         For the Year Ended
                      September 27, 1997         September 26, 1998
                                       Per                       Per
                                      Share                     Share
                    (Loss)  Shares    Amount   Income  Shares   Amount
Amounts for Basic
  Earnings (Loss)
  Per Share        $(2,632) 4,633,315 $(.57)  $1,494  4,624,671  $.32

Effect of Dilutive
  Securities Options   -__      -        -       -        6,249    -

Amounts for Diluted
  Earnings (Loss)
  Per Share        $(2,632) 4,633,315 $(.57)  $1,494  4,630,920  $.32





	                        For the Year Ended
                              September 25, 1999
                                                  Per
                                                 Share
                         Income      Shares     Amount
Amounts for Basic
  Earnings Per Share     $  978     4,085,480    $.24

Effect of Dilutive
  Securities Options         -          3,739      -

Amounts for Diluted
  Earnings Per Share     $  978     4,089,219    $.24

The following options were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the applicable period:

					       1997        1998        1999

	Transition stock options     158,702	92,335	56,061
	Employee stock options	     405,168     301,976     378,668
					     563,870     394,311     434,729

See Note 11 for further information regarding options outstanding.


(11)	Stock Option/Restricted Stock Plan

	The Company has Employee Stock Option/Restricted Stock Plans which provide shares of common stock for awards to eligible employees in the form of stock options and restricted stock. Awards under the Plans may be made to any officer or other key employees of the Company. The options become exercisable on a pro rata basis over a period of four years beginning one year after the grant date, except for options issued in conjunction with the initial public offering, which became exercisable over a three-year period, which began on approval by the stockholders of the 1993 Employee Stock Option/Restricted Stock Plan in February 1994. All unexercised options expire ten years after the date of grant. Option and restricted stock prices range from $3.03 to $12.31 per share.



	The plans also provide for the issuance of restricted stock. The restricted shares vest three years after the grant date. During 1994 in connection with the initial public offering, 18,000 restricted shares were granted and issued, and vested on a pro rata basis over a period of four years beginning one year after the grant date. Compensation expense of $208,000, $53,000 and $0 was recognized in fiscal 1997, 1998 and 1999, respectively, as a result of amortization of restricted stock grants over the vesting periods. The unamortized portion of the restricted stock is reflected in deferred compensation and was $53,000 as of September 27, 1997. The restricted stock was fully amortized as of September 26, 1998.

	A summary of transactions in the above plans for fiscal 1998 and 1999 are as follows:

                                    1998                  1999
                                       Weighted-            Weighted-
                                        Average              Average
                              Stock    Exercise     Stock   Exercise
                             Options     Price     Options    Price
  Options outstanding,
    beginning of year        405,168    $ 9.12     386,668   $ 9.15
  Options granted               -          -        91,192     3.03
  Options forfeited          (18,500)     8.46      (8,000)    8.66
  Options outstanding,
    end of year              386,668    $ 9.15     469,860   $ 7.97
  Options exercisable,
    end of year              263,877    $10.24     318,022   $ 9.72
  Restricted shares granted     -                     -
  Options and restricted
    shares available
    for grant                 29,233               191,041


	The 1993 Transition Stock Option Plan (the "Transition Plan") was approved by the shareholders in 1994. The Transition Plan was designed to substitute KESI stock options for previously issued NS Group stock options. KESI incentive stock options for 186,539 shares of Common Stock were issued in 1994, with exercise prices varying from $8.76 per share to $20.86 per share. A summary of transactions in the plan for fiscal 1998 and 1999 are as follows:


                                    1998                 1999
                                       Weighted-            Weighted-
                                        Average              Average
                              Stock    Exercise     Stock   Exercise
                             Options     Price     Options    Price

  Options outstanding,
    beginning of year        158,702    $14.06      92,335   $10.84
  Options granted               -          -          -         -
  Options forfeited          (24,892)    14.69      (6,340)   11.01
  Options expired            (41,475)    20.86     (29,934)   14.40
  Options outstanding,
    end of year               92,335    $10.84      56,061   $ 8.93
  Options exercisable,
    end of year               92,335    $10.84      56,061   $ 8.93






	The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations. Under this method, no compensation cost has been recognized for the Company's Employee Stock Option Plan for fiscal years 1997, 1998, and 1999. Had compensation cost for the stock option plans been determined based on the fair value of the options at the grant dates, under those plans consistent with the fair value method, pro forma net income and basic and diluted earnings per share would have been a net loss of $2.7 million and $.59 per share for fiscal 1997, net income of $1.4 million or $.30 per share for fiscal 1998, and net income of $.9 million and $.21 per share for fiscal 1999. These pro forma disclosures are not likely to be representative of the effect on reported net income and basic and diluted earnings per share for future years since current options vest over a three to four year period and additional options are generally granted each year. In addition, the pro forma fair value method has not been applied to options granted in years prior to fiscal 1996. The weighted-average fair value of options granted in fiscal 1997 and 1999 was $3.15 and $1.64 per share, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions: weighted average risk free interest rate of 6.59% for fiscal 1997 and 5.1% for fiscal 1999, weighted average volatility of 38.4% for fiscal 1997 and 39.4% for fiscal 1999, expected life of eight years and zero dividends. The Company did not grant any options in fiscal 1998.

	The following table summarizes information about stock options outstanding at September 25, 1999 under the Employee Stock
Option/Restricted Stock Plans and the Transition Plan:

                               Options Outstanding             Options Exercisable
                                   Weighted-
                                   Average      Weighted-                  Weighted-
                         Number    Remaining    Average        Number      Average
      Range of        Outstanding  Contractual  Exercise     Exercisable   Exercise
    Exercise Prices    at 9/25/99    Life        Price       at 9/25/99     Price
    Employee Stock Option/Restricted Stock Plans:
    $ 3.03 -  3.03       91,192    9.39 Years    $ 3.03           -        $  -
      5.56 -  7.63      161,884    7.13 Years      6.57        101,238       6.78
      9.13 - 12.31      216,784    4.99 Years     11.10        216,784      11.10
    $ 3.03 - 12.31      469,860    6.58 Years    $ 7.97        318,022     $ 9.72

    Transition Plan:
    $ 8.76 -  9.05       55,706    2.88 Years    $ 8.86         55,706     $ 8.86
     19.57 - 19.57          355     .67 Years     19.57            355      19.57
    $ 8.76 - 19.57       56,061    2.87 Years    $ 8.93         56,061     $ 8.93

	The Company has a key employees' stock loan plan which provides for the granting of loans to eligible employees for the purchase of the Company's common stock in the open market. Under the terms of the plan, the loans are forgiven, and the related amounts expensed, on a pro-rata basis over a five-year period of service beginning at the date of grant. The unamortized balance due from eligible employees under the plan is reflected as deferred compensation and shown as a reduction of shareholders' equity and was $73,000 and $30,000 as of September 26, 1998 and September 25, 1999, respectively. In fiscal 1998 and 1999, the Company recognized $44,000 and $43,000 of compensation expense related to the plan.

	During 1997, the Board of Directors established the Kentucky Electric Steel, Inc. Share Plan for Non-Employee Directors (the "Plan"), which provides for the issuance of stock in lieu of cash for director services. Under the Plan, 25,000 shares were authorized for issuance. In May 1999, the Board of Directors approved the 1999 Share Plan for Non-Employee Directors, which authorized 25,000 of additional shares to be used for Directors' compensation. The Plan provides for issuance of common stock for at least 60% of the fees payable with respect to the applicable meeting for each Non-Employee Director. During fiscal 1998, 7,949 shares were issued at stock prices ranging from $3.50 to $6.94 per share. During fiscal 1999, 17,937 shares were issued at stock prices ranging from $2.91 to $3.41 per share.


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

	In connection with the shareholder rights plan, which was adopted by the Board of Directors on February 27, 1996 and amended and restated as of September 1, 1999, 150,000 shares of the Company's 1,000,000 authorized shares of preferred stock have been designated as Series A Junior Participating Preferred Stock. No shares of the Series A Junior Participating Preferred Stock have been issued.


(13)  Commitments and Contingencies

	The Company has various commitments for the purchase of materials, supplies and energy arising in the ordinary course of business.

	The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, environmental and other matters, which seek remedies or damages. Costs to be incurred in connection with environmental matters are accrued when the prospect of incurring costs for testing or remedial action is deemed probable and such amounts can be estimated. The Company has no recorded reserves for environmental matters as of September 25, 1999. However, new information or developments with respect to known matters or unknown conditions could result in the recording of accruals in the periods in which they become known. The Company believes that any liability that may ultimately be determined with respect to commercial, product liability, environmental or other matters will not have a material effect on its financial condition or results of operations.


 (14)  Quarterly Financial Data (Unaudited)

	Quarterly results of operations (in thousands, except share and per share amounts) for fiscal 1998 and fiscal 1999 are as follows:



                                      First       Second        Third       Fourth
                                     Quarter      Quarter      Quarter      Quarter

     1998

     Net sales                     $  26,020     $  29,610    $  27,751    $  26,075
     Gross profit                  $   2,340     $   3,423    $   3,457    $   2,516
     Net income                    $      41     $     563    $     652    $     238
     Net income per
       common share -
       basic and diluted           $     .01     $     .12    $     .14    $     .05
     Weighted average shares
       outstanding - basic         4,626,383     4,626,033    4,626,375    4,619,893
     Weighted average shares
       outstanding - diluted       4,643,073     4,630,520    4,630,192    4,619,893


     1999

     Net sales                     $  25,624     $  25,952    $  27,421    $  26,392
     Gross profit                  $   2,075     $   1,961    $   3,711    $   2,502
     Net income (loss)             $     (88)    $    (327)   $   1,269    $     124
     Net income (loss) per
       common share -
       basic and diluted           $    (.02)    $    (.08)   $     .31    $     .03
     Weighted average shares
       outstanding - basic         4,147,178     4,060,355    4,064,920    4,069,469
     Weighted average shares
       outstanding - diluted       4,147,178     4,060,355    4,064,920    4,080,212

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Kentucky Electric Steel, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Kentucky Electric Steel, Inc.'s annual report on Form 10-K, and have issued our report thereon dated October 27, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



      Arthur Andersen LLP


Cincinnati, Ohio,
October 27, 1999

                                                           SCHEDULE II



KENTUCKY ELECTRIC STEEL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)


                                         Reserves Deducted
                                                      from Assets in
                                                       Balance Sheets
                                                      Allowance for
                                                         Doubtful
                                                       Accounts (1)



  BALANCE, September 28, 1996 .......................       390
    Additions:
      Charged to costs and expenses .................       120
    Deductions:
      Net charge-off of accounts deemed uncollectible       (40)
                                                            ---
  BALANCE, September 27, 1997 .......................       470
    Additions:
      Charged to costs and expenses .................       (10)
    Deductions:
      Net charge-off of accounts deemed uncollectible        -
                                                            ---
  BALANCE, September 26, 1998 .......................    $  460
    Additions:
      Charged to costs and expenses .................       (30)
    Deductions:
      Net charge-off of accounts deemed uncollectible        -
                                                            ---
  BALANCE, September 25, 1999 .......................    $  430


  (1)  Deducted from accounts receivable.