Form 10-Q
period 2000-01-01
KENTUCKY ELECTRIC STEEL INC /DE/
filed 2000-02-14
CIK 910394

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           January 1, 2000


	OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to_____________________.


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


	YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of February 14, 2000, is as follows:

4,075,358 shares of voting common stock, par value $.01 per share.

	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY

	TABLE OF CONTENTS


    											Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

 	      Condensed Consolidated Balance Sheets .............     3

            Condensed Consolidated Statements of Operations ...     4

            Condensed Consolidated Statements of Cash Flows ...     5

            Notes to Condensed Consolidated Financial
        Statements  .....................................   6-7

   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations .............  8-11


   Item 3 - Qualitative and Quantitative Disclosures about
        Market Risk .....................................    11


PART II.    OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K ..................    12


            SIGNATURES  .......................................    13

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
                                                          Jan. 1,    Sept. 25,
                      ASSETS                               2000         1999
CURRENT ASSETS
    Cash and cash equivalents                           $    684     $    184
    Accounts receivable, less allowance for doubtful
      accounts and claims of $405 at January 1, 2000
      and $430 at September 25, 1999                      12,385       14,180
    Inventories                                           21,175       22,751
    Operating supplies and other current assets            6,009        5,294
    Refundable income taxes                                  130          315
    Deferred tax assets                                      693          683
                                                         -------      -------
      Total current assets                                41,076       43,407
                                                         -------      -------
  PROPERTY, PLANT AND EQUIPMENT
    Land and buildings                                     4,679        4,621
    Machinery and equipment                               45,325       45,324
    Construction in progress                               2,624        2,470
    Less - accumulated depreciation                      (19,303)     (18,307)
                                                         -------      -------
       Net property, plant and equipment                  33,325       34,108
                                                         -------      -------
  DEFERRED TAX ASSETS                                      5,624        5,253
                                                         -------      -------
  OTHER ASSETS                                               627          173
                                                         -------      -------
       Total assets                                     $ 80,652      $82,941

        LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Advances on line of credit                          $ 14,777     $ 14,510
    Accounts payable                                       8,120        8,731
    Capital expenditures payable                             229          335
    Accrued liabilities                                    2,743        3,988
    Current portion of long-term debt                      3,458          125
                                                        --------      -------
        Total current liabilities                         29,327       27,689
                                                         -------      -------


 LONG-TERM DEBT                                           16,667       20,000
                                                         -------      -------
        Total liabilities                                 45,994       47,689
                                                         -------      -------
 SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
     shares authorized, no shares issued                    -            -
   Common stock, $.01 par value, 15,000,000
     shares authorized, 5,007,939 and 5,003,874
     share issued, respectively                               50           50
   Additional paid-in capital                             15,743       15,728
  Less treasury stock - 932,581 and 932,581
     shares at cost, respectively                         (4,272)      (4,272)
   Deferred compensation                                     (19)         (30)
   Retained earnings                                      23,156       23,776
                                                         -------      -------
        Total shareholders' equity                        34,658       35,252
                                                         -------      -------
        Total liabilities and shareholders' equity      $ 80,652     $ 82,941

See notes to condensed consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)


                                              Three Months Ended
                                            Jan. 1,        Dec. 26,
                                             2000            1998
NET SALES                                 $  29,029       $  25,624
COST OF GOODS SOLD                           27,410          23,549
                                            -------         -------



       Gross profit                           1,619           2,075

SELLING AND ADMINISTRATIVE EXPENSES           1,970           1,689
                                            -------         -------

       Operating income (loss)                 (351)            386

INTEREST INCOME AND OTHER                        20              25
INTEREST EXPENSE                               (670)           (553)
                                            -------         -------


       Loss before income taxes              (1,001)           (142)

CREDIT FOR INCOME TAXES                        (381)            (54)
                                            -------         -------

       Net loss                            $   (620)       $    (88)

LOSS PER COMMON SHARE -
  BASIC AND DILUTED                        $   (.15)       $   (.02)

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC                                   4,073,979       4,147,178

WEIGHTED AVERAGE SHARES OUTSTANDING -
  DILUTED                                 4,073,979       4,147,178






















See notes to condensed consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)


                                               Three Months Ended
                                              Jan. 1,       Dec. 26,
                                               2000          1998
Cash Flows From Operating Activities:
  Net loss                                   $   (620)     $    (88)
  Adjustments to reconcile net
    loss to net cash flows from
    operating activities:
      Depreciation and amortization             1,022           885
      Change in deferred taxes                   (371)         (110)
      Change in other assets                     (469)           -
      Change in current assets and current
        liabilities:
          Accounts receivable                   1,795            33
          Inventories                           1,576            82
          Operating supplies and other
            current assets                       (715)         (185)
          Refundable income taxes                 185            -
          Deferred tax assets                     (10)          (44)
          Accounts payable                       (611)          538
          Accrued liabilities                  (1,245)         (927)
                                              -------       -------
          Net cash flows from operating
            activities                            537           184
                                              -------       -------
Cash Flows From Investing Activities:
  Capital expenditures                           (213)         (846)
  Change in capital expenditures payable         (106)         (186)
                                              -------       -------
          Net cash flows from investing
            activities                           (319)       (1,032)
                                              -------       -------
Cash Flows From Financing Activities:
  Net advances on line of credit                  267         1,830
  Purchases of treasury stock                     -          (1,013)
  Issuance of common stock                         15            15
                                              -------       -------
          Net cash flows from financing
            activities                            282           832
                                              -------       -------
          Net increase (decrease) in cash
            And cash equivalents                  500           (16)

Cash and Cash Equivalents at Beginning
  Of period                                       184           150
                                              -------       -------
Cash and Cash Equivalents at End of Period   $    684      $    134

Interest Paid                                $    996      $    937

Income Taxes Paid                            $    -        $    100

See notes to condensed consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements represent Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company (collectively the Company). All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 1, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 25, 1999.


(2)  Accounting Policies

     Fiscal Year End
The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks; however, the fiscal year ended September 30, 2000 has fifty-three weeks. The first quarter of fiscal 2000 consists of fourteen weeks as compared to thirteen weeks for the first quarter of fiscal 1999.

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

	Derivative Financial Instruments
	In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not currently have any derivative financial instruments; therefore, SFAS No. 133 does not currently apply. The Company is required to adopt SFAS No. 133 effective as of the beginning of the first quarter of fiscal 2001.



(3)  Inventories

Inventories at January 1, 2000 and September 25, 1999 consist of the following ($000's):
                                         Jan. 1,        Sep. 25,
                                      2000           1999
   Raw materials                        $  2,988        $  2,824
   Semi-finished and finished goods       18,187          19,927
   Total inventories                    $ 21,175        $ 22,751

(4)	Earnings Per Share

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

                                      For the Three              For the Three
                                      Months Ended               Months Ended
                                    January 1, 2000            December 26, 1998
                                                  Per                        Per
                                  Net            Share       Net
Share
                                 Loss  Shares    Amount     Loss    Shares
Amount
Basic Loss Per Share
  Loss available to
    common stockholders        $(620)  4,073,979   $(.15)   $(88)  4,147,178
$(.02)
Effect of Dilutive Securities
  Options                         -         -         -       -         -
-
Diluted Loss Per Share
  Loss available to
    common stockholders
    plus assumed conversions   $(620)  4,073,979   $(.15)   $(88)  4,147,178
$(.02)

	The following options were not included in the computation of diluted loss per share because to do so would have been antidilutive for the applicable period:

                              January 1, 2000    December 26, 1998
	Transition stock options         55,187               91,106
	Employee stock options          469,860              386,668


(5)  Commitments and Contingencies

	The Company has various commitments for the purchase of materials, supplies and energy arising in the ordinary course of business.

	The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and other matters, which seek remedies or damages. Costs to be incurred in connection with environmental matters are accrued when the prospect of incurring costs for testing or remedial action is deemed probable and such amounts can be estimated. The Company has no recorded reserves for environmental matters as of January 1, 2000. However, new information or developments with respect to known matters or unknown conditions could result in the recording of accruals in the periods in which they become known. The Company believes that any liability that may ultimately be determined with respect to commercial, product liability, environmental or other matters will not have a material effect on its financial condition or results of operations.

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

	The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks; however, the fiscal year ended September 30, 2000 has fifty-three weeks. The first quarter of fiscal 2000 consists of fourteen weeks as compared to thirteen weeks for the first quarter of fiscal 1999.

Net Sales. Net sales increased $3.4 million (13.3%) in the first quarter of fiscal 2000 to $29.0 million, as compared to $25.6 million for the first quarter of fiscal 1999. The increase in net sales is attributed to a 23.1% increase in tons shipped offset partially by a 7.9% decrease in the average selling price. The first fiscal quarter of 2000 consisted of fourteen weeks as compared to thirteen weeks for the first fiscal quarter of 1999 (as discussed above), which favorably impacted shipments for the quarter. The decrease in average selling price from the first quarter of fiscal 1999 is primarily attributed to market price reductions implemented after the first quarter of fiscal 1999 in response to lower scrap metal prices. While scrap metal prices remained relatively stable during fiscal 1999, in the first quarter of fiscal 2000 scrap metal prices significantly increased. The Company has announced and implemented several price increases in the second fiscal quarter which are expected to improve operating margins. Historically, selling price increases lag scrap cost increases by a few months. Also, the average selling price was effected, to a lesser extent, by the Company's increasing participation in the lower priced spring and commodity SBQ markets that was limited as our new equipment was installed and debugged.


Cost of Goods Sold.  Cost of goods sold increased $3.9 million
(16.4%) in the first quarter of fiscal 2000 to $27.4 million, as compared to $23.5 million for the first quarter of fiscal 1999. As a percentage of net sales, cost of goods sold increased from 91.9% for the first quarter of fiscal 1999 to 94.4% for the first quarter of fiscal 2000. The increase in cost of goods sold reflects the 23.1% increase in shipments offset by a decrease in the per ton cost of tons shipped. The decrease in the per ton cost of tons shipped resulted from lower conversion costs due to increased productivity offset by higher scrap costs. The increase in cost of goods sold as a percentage of net sales is primarily attributed to lower selling prices (as discussed above).

Gross Profit.  As a result of the above, the first quarter of fiscal
2000 reflected gross profit of $1.6 million as compared to a gross profit of $2.1 million for the first quarter of fiscal 1999. As a percentage of net sales, gross profit decreased from 8.1% for the first quarter of fiscal 1999 to 5.6% for the first quarter of fiscal 2000.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses increased by $281,000 for the first quarter of fiscal 2000 as compared to the same period in fiscal 1999. As a percentage of net sales, such expenses increased from 6.6% for the first quarter of fiscal 1999 to 6.8% for the first quarter of fiscal 2000. The increase in selling and administrative expenses is partially due to an additional week in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 (as discussed above). In addition, the Company experienced increases in self-insured health benefit costs, workers compensation, and sales commissions.

Operating Income. For the reasons described above, operating income
(loss) decreased by $737,000 from an operating income of $386,000 in the first quarter of fiscal 1999 to an operating loss of $351,000 in the first quarter of fiscal 2000. As a percentage of net sales, operating income (loss) decreased from 1.5% in the first quarter of fiscal 1999 to (1.2)% in the first quarter of fiscal 2000.

Interest Expense. Interest expense increased by $117,000 for the three months ended January 1, 2000 from $553,000 for the first quarter of fiscal 1999 to $670,000 for the first quarter of fiscal 2000. The increase in interest expense is due to the additional week in the first quarter of fiscal 2000 (as discussed above), combined with an increase in the average amount outstanding and an increase in the interest rate on the Company's line of credit during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999.

Net Loss. As a result of the above, net loss increased by $532,000 for the three months ended January 1, 2000 from a net loss of $88,000 for the first quarter of fiscal 1999 to a net loss of $620,000 for the first quarter of fiscal 2000.


Liquidity and Capital Resources.

	The cash flows provided by operating activities were $.5 million for the first quarter of fiscal 2000 as compared to cash flows provided by operations of $.2 million for the first quarter of fiscal 1999. First quarter of fiscal 2000 cash flows reflect the net loss of $.6 million, $1.0 million in depreciation and amortization, a decrease in accounts receivable of $1.8 million, a decrease in inventory and supplies of $.9 million, a reduction of $.6 million in accounts payable, a reduction of $1.2 million in accrued liabilities, and changes in deferred taxes and other assets. The decrease in accounts receivable is due to the timing of shipments and cash receipts. The decline in inventory reflects a planned reduction in finished goods inventory. The decrease in accrued liabilities is attributed to the payment of interest on long term debt and the annual deposit of profit sharing and 401K matching funds with the trustee. The first quarter of fiscal 1999 cash flows reflect a net loss of $88,000, $.9 million in depreciation and amortization, an increase of $.5 million in accounts payable, and a $.9 million reduction in accrued liabilities.

	The cash flows used by investing activities were $.3 million for the first quarter of fiscal 2000 as compared to $1.0 million for the first quarter of fiscal 1999. The cash flows used by investing activities consist of $.2 million in capital expenditures and a decrease in capital expenditures payable of $.1 million for the first fiscal quarter of 2000. The cash flows used by investing activities for the first quarter of fiscal 1999 consist of capital expenditures of $.8 million and a decrease in capital expenditures payable of $.2 million.

The cash flows provided from financing activities were $.3 million for the first quarter of fiscal 2000 as compared to $.8 million for the first quarter of fiscal 1999. The cash flows provided from financing activities for the first quarter of fiscal 2000 reflect net advances of $.3 million on the Company's line of credit which were used primarily for capital expenditures as discussed above. The cash flows provided from financing activities for the first quarter of fiscal 1999 reflect net advances of $1.8 million on the Company's line of credit which were used primarily for capital expenditures and for the purchase of treasury stock.

Working capital at January 1,2000 was $11.8 million as compared to $15.7 million at September 25, 1999, and the current ratio was 1.4 to 1.0 as compared to 1.6 to 1.0.

	The Company's primary ongoing cash requirements are for current capital expenditures. In addition, principal payments on the unsecured senior notes commence on November 1, 2000 and are due in equal installments over six year. The two sources for the Company's liquidity are internally generated funds and its bank credit facility. The Company has a $24.5 million unsecured bank credit facility, which expires January 31, 2002. Borrowings are limited to defined percentages of eligible inventory and accounts receivable. As of January 1, 2000, the Company had $14.8 million outstanding and $6.3 million available under its line of credit. The Company believes that the bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs.


Year 2000 Compliance

	The following Year 2000 discussion is provided in response to the Securities and Exchange Commission's recent interpretative statement expressing its view that public companies should include detailed discussion of Year 2000 issues in their MD&A.

	The Company has completed an organized program assessing the issues confronting it related to the "Year 2000 problem", which is the result of the inability of many computer systems and electronic equipment to distinguish the year 2000 from the year 1900. The program was designed to assure the Company's information technology systems and related infrastructure would be Year 2000 Compliant. The Company's Year 2000 program also included investigation of the Year 2000 readiness status of our major vendors and customers. During fiscal 1998 and 1999, the Company completed its Year 2000 compliance program and to date has experienced no problems related to the Year 2000.


Outlook

	Management continues to believe that demand for our products is strong in our major markets as exhibited by our current shipments and bookings. Also, while increases in scrap metal prices combined with an increasing participation in the lower priced spring and commodity SBQ markets negatively impacted first quarter operating margins, announced price increases effective in the second quarter are expected to improve operating margins. Historically, price increases in the Company's markets lag increases in scrap metal prices by a few months.


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
				Exhibit 3.2 to Registrant's Registration Statement on Form S-1 (No. 33-67140), and incorporated by reference herein.

         	10.22 - Kentucky Electric Steel, Inc. 1998 Employee Stock
				Option/Restricted Stock Plan, filed on Registrant's
			Form S-8 (No. 333-95999), filed on February 2, 2000,
				and incorporated by reference herein.

			27   -	Financial Data Schedule

		B)	Reports on Form 8-K - None

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:  February 14, 2000             KENTUCKY ELECTRIC STEEL, INC.
                                               (Registrant)

                                          William J. Jessie
                                    William J. Jessie, Vice President,
                                      Secretary, Treasurer, and
                                      Principal Financial Officer