Form 10-Q
period 2000-04-01
KENTUCKY ELECTRIC STEEL INC /DE/
filed 2000-05-02
CIK 910394

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          April 1, 2000

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


	YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 2000, is as follows:

4,073,251  shares of voting common stock, par value $.01 per share.

<PAGE



	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


	TABLE OF CONTENTS



 Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

 	      Condensed Consolidated Balance Sheets .................      3

            Condensed Consolidated Statements of Operations .......      4

            Condensed Consolidated Statements of Cash Flows .......      5

            Notes to Condensed Consolidated Financial Statements ..    6-8


   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations .................   9-12

   Item 3 - Quantitative and Qualitative Disclosure About Market
	        Risk ................................................     12

 PART II.    OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security-Holders....     13

   Item 6 - Exhibits and Reports on Form 8-K ......................     13


            SIGNATURES ...........................................       14

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
                                                     Apr. 1,    Sept. 25,
                                                      2000         1999

                   ASSETS
CURRENT ASSETS
 Cash and cash equivalents                          $    143    $      1
   Accounts receivable, less allowance for doubtful
   accounts and claims of $475 at April 1, 2000
   and $430 at September 25, 1999                     15,321      14,180
 Inventories                                          22,333      22,751
 Operating supplies and other current assets           5,810       5,294
 Refundable income taxes                                  80           3
 Deferred tax assets                                     747         683
   Total current assets                               44,434      43,407

PROPERTY, PLANT AND EQUIPMENT
 Land and buildings                                    4,765       4,621
 Machinery and equipment                              45,439      45,324
 Construction in progress                              2,587       2,470
 Less - accumulated depreciation                     (20,230)    (18,307)

      Net property, plant and equipment               32,561      34,108

DEFERRED TAX ASSETS                                    5,365       5,253

OTHER ASSETS                                             599         173

      Total assets                                  $ 82,959    $ 82,941


    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Advances on line of credit                         $ 16,290    $ 14,510
 Accounts payable                                      7,878       8,731
 Capital expenditures payable                            186         335
 Accrued liabilities                                   3,445       3,988
 Current portion of long-term debt                     3,458         125

      Total current liabilities                       31,257      27,689

LONG-TERM DEBT                                        16,667      20,000

      Total liabilities                               47,924      47,689

SHAREHOLDERS' EQUITY
 Preferred stock, $.01 par value, 1,000,000
   shares authorized, no shares issued                  -           -
 Common stock, $.01 par value, 15,000,000
   shares authorized 5,011,832 and 5,003,874
   shares issued, respectively                            50          50
 Additional paid-in capital                           15,753      15,728
 Less treasury stock - 936,081 and 932,581
   shares at cost, respectively                       (4,279)     (4,272)
 Deferred compensation                                    (7)        (30)
 Retained earnings                                    23,518      23,776

      Total shareholders' equity                      35,035      35,252

      Total liabilities and shareholders' equity    $ 82,959    $ 82,941


See notes to condensed consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)


                               Three Months Ended      Six Months Ended
                               Apr. 1,    Mar. 27,    Apr. 1,    Mar. 27,
                                 2000       1999        2000       1999

NET SALES                    $  29,448   $  25,952   $ 58,477   $ 51,576
COST OF GOODS SOLD              26,390      23,991     53,800     47,540


  Gross profit                   3,058       1,961      4,677      4,036

SELLING AND ADMINISTRATIVE
  EXPENSES                       1,854       1,944      3,824      3,633


  Operating income               1,204          17        853        403


INTEREST INCOME AND OTHER           29          25         49         50
INTEREST EXPENSE                  (647)       (567)    (1,317)    (1,120)

  Income (loss) before
     income taxes                  586        (525)      (415)      (667)

PROVISION (CREDIT) FOR
  INCOME TAXES                     224        (198)      (157)      (252)

  Net income (loss)           $    362    $   (327)  $   (258)  $   (415)

NET INCOME (LOSS) PER COMMON
  SHARE - BASIC AND DILUTED   $    .09    $   (.08)  $   (.06)  $   (.10)

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC        4,077,771   4,060,355  4,075,805  4,103,766

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED      4,077,771   4,060,355  4,075,805  4,103,766

See notes to condensed consolidated financial statements
</TABLE



KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)


                                                   Six Months Ended
                                                 Apr. 1,        Mar. 27,
                                                  2000           1999
Cash Flows From Operating Activities:
  Net loss                                      $   (258)      $   (415)
  Adjustments to reconcile net loss to net
    cash flows from operating activities:
      Depreciation and amortization                1,976          1,778
      Change in deferred taxes                      (112)          (393)
      Change in other                               (456)             1
      Change in current assets and current
        liabilities:
          Accounts receivable                     (1,141)        (1,401)
          Inventories                                418          2,405
          Operating supplies and other
            current assets                          (516)          (203)
          Refundable income taxes                    235           -
          Deferred tax assets                        (64)            41
          Accounts payable                          (853)          (371)
          Accrued liabilities                       (543)          (726)
          Environmental liabilities                 -               (25)

          Net cash flows from operating
            activities                            (1,314)           691

Cash Flows From Investing Activities:
  Capital expenditures                              (376)        (1,944)
  Change in capital expenditures payable            (149)          (342)

          Net cash flows from investing
            activities                              (525)        (2,286)

Cash Flows From Financing Activities:
  Net advances on line of credit                   1,780          2,569
  Purchases of treasury stock                         (7)        (1,018)
  Issuance of common stock                            25             30

          Net cash flows from financing
            activities                             1,798          1,581

          Net decrease in cash
            and cash equivalents                     (41)           (14)

Cash and Cash Equivalents at
  Beginning of Period                                184            150

Cash and Cash Equivalents at End of Period      $    143       $    136

Interest Paid, net of amount capitalized        $  1,262       $  1,117

Income Taxes Paid                               $   -          $    100

            See notes to condensed consolidated financial statements
</TABLE



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY



(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements represent Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, (collectively the Company). All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended April 1, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.
 For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 25, 1999.

(2)  Accounting Policies

     Fiscal Year End
The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks; however, the fiscal year ended September 30, 2000 has fifty-three weeks. The six months ended April 1, 2000 consists of twenty-seven weeks as compared to twenty-six weeks for the six months ended March 27, 1999.

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

(3)  Inventories

	Inventories at April 1, 2000 and September 25, 1999 consist of the following ($000's):
                                            Apr. 1,       Sept. 25,
                                         2000          1999

      Raw materials                         $  3,298      $  2,824
      Semi-finished and finished goods        19,035        19,927
           Total inventories                   $ 22,333      $ 22,751



(4)	Earnings Per Share

		The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.


                                 For the Three                For the Three
                                 Months Ended                 Months Ended
                                 April 1, 2000                March 27, 1999
                                                Per                           Per
                           Net                 Share      Net                Share
                          Income     Shares    Amount    Loss      Shares    Amount
Amounts for Basic
    Earnings Per Share    $ 362    4,077,771   $ .09   $  (327)   4,060,355  $(.08)

Effect of Dilutive
    Securities Options       -          -         -       -           -          -

Amounts for Diluted
    Earnings Per Share    $ 362    4,077,771   $ .09   $  (327)   4,060,355  $(.08)



                                 For the Six                For the Six
                                Months Ended                Months Ended
                                April 1, 2000               March 27, 1999
                                              Per                            Per
                         Net                 Share      Net                 Share
                         Loss     Shares    Amount     Loss     Shares     Amount
Amounts for Basic
     Earnings Per Share  $(258)   4,075,805   $(.06)  $  (415)   4,103,766   $(.10)

Effect of Dilutive
     Securities Options     -          -         -        -            -       - _

Amounts for Diluted
    Earnings Per Share   $(258)   4,075,805   $(.06)  $  (415)   4,103,766   $(.10)

		The following options were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the applicable period:

	                                   April 1, 2000     March 27, 1999
		Transition stock options             53,907            89,343
		Employee stock options              561,052           469,860


(5)  Commitments and Contingencies

The Company has various commitments for the purchase of materials, supplies and energy arising in the ordinary course of business.

	   The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and other matters, which seek remedies or damages. Costs to be incurred in connection with environmental matters are accrued when the prospect of incurring costs for testing or remedial action is deemed probable and such amounts can be estimated. The Company has no recorded reserves for environmental matters as of April 1, 2000. However, new information or developments with respect to known matters or unknown conditions could result in the recording of accruals in the periods in which they become known. The Company believes that any liability that may ultimately be determined with respect to commercial, product liability, environmental or other matters will not have a material effect on its financial condition or results of operations.


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

	   The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks; however, the fiscal year ended September 30, 2000 has fifty-three weeks. The first six months of fiscal 2000 consists of twenty-seven weeks as compared to twenty-six weeks for the first six months of fiscal 1999.

Net Sales. Net sales increased $3.4 million (13.5%) in the second quarter of fiscal 2000 to $29.4 million, as compared to $26.0 million for the second quarter of fiscal 1999. Net sales for the six months ended April 1, 2000 increased $6.9 million (13.4%) to $58.5 million, as compared to $51.6 million for the six months ended March 27, 1999. The increase in sales for both the second quarter and the first half of fiscal 2000 is attributed to a significant increase in shipments offset by a decrease in average selling price. Tons shipped increased 15.2% and 19.1% in the second quarter and first six months of fiscal 2000, respectively, as compared to the second quarter and first six months of fiscal 1999. The first six months of fiscal 2000 consisted of twenty-seven weeks as compared to twenty-six weeks for the first six months of fiscal 1999 (as discussed above), which favorably impacted shipments for the first half of fiscal 2000. The average selling price per ton was down 1.5% and 4.8% for the second quarter and first six months of fiscal 2000, respectively. The decrease in average selling price for the second quarter and first half of fiscal 2000 is attributed to a change in product mix as the Company increased its participation in the lower priced spring and commodity SBQ markets. The average selling price was also negatively impacted by market price reductions during fiscal 1999 partially offset by recently announced price increases.

Cost of Goods Sold. Cost of goods sold increased $2.4 million (10.0%) in the second quarter of fiscal 2000 to $26.4 million, as compared to $24.0 million for the second quarter of fiscal 1999. As a percentage of net sales, cost of goods sold decreased from 92.4% for the second quarter of fiscal 1999 to 89.6% for the second quarter of fiscal 2000. Cost of goods sold for the six months ended April 1, 2000 increased $6.3 million (13.2%) to $53.8 million as compared to $47.5 million for the six months ended March 27, 1999. As a percentage of net sales, cost of goods sold decreased from 92.2% for the six months ended March 27, 1999 to 92.0% for the six months ended April 1, 2000. The increase in cost of goods sold for the second quarter and first six months of fiscal 2000 from the comparable periods in fiscal 1999 is primarily due to the increase in shipments (as discussed above) offset by a decrease in the per ton cost of tons shipped. The decrease in the per ton cost of tons shipped resulted from lower conversion costs due to increased productivity offset by higher scrap costs. The decrease in cost of goods sold as a percentage of net sales for the second quarter and first six months of fiscal 2000 as compared to the comparable periods of fiscal 1999 is primarily attributed to decreases in per ton costs partially offset by lower selling prices (as discussed above).



Gross Profit. As a result of the above, the second quarter of fiscal 2000 reflected a gross profit of $3.1 million as compared to a gross profit of $2.0 million for the second quarter of fiscal 1999.
 As a percentage of net sales, gross profit increased from 7.6% for the second quarter of fiscal 1999 to 10.4% for the second quarter of fiscal 2000.

		Similarly, the six months ended April 1, 2000 reflected a gross profit of $4.7 million as compared to a gross profit of $4.0 million for the six months ended March 27, 1999. As a percentage of net sales, gross profit increased from 7.8% for the first six months of fiscal 1999 to 8.0% for the first six months of fiscal 2000.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses decreased by $90,000 for the second quarter of fiscal 2000 as compared to the same period in fiscal 1999. Selling and administrative expenses increased by $191,000 for the first six months of fiscal 2000 as compared to the same period in fiscal 1999. As a percentage of net sales, such expenses decreased from 7.5% for the second quarter of fiscal 1999 to 6.3% for the second quarter of fiscal 2000. As a percentage of net sales, such expenses decreased from 7.0% for the six months ended March 27, 1999 to 6.5% for the six months ended April 1, 2000. The decrease in selling and administrative expenses in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 is primarily due to decreases in self-insured health benefit costs and legal expenses. The increase in selling and administrative expenses for the first six months of fiscal 2000 as compared to the first six months of fiscal 1999 is primarily due to the additional week in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999(as discussed above) combined with an increase in sales commissions offset somewhat by a decrease in legal fees.

Operating Income. For the reasons described above, the second quarter of fiscal 2000 reflected operating income of $1.2 million as compared to an operating income of $17,000 for the second quarter of fiscal 1999. As a percentage of net sales, operating income increased from .1% in the second quarter of 1999 to 4.1% in the second quarter of 2000.


		Similarly, the six months ended April 1, 2000 reflected operating income of $.9 million as compared to operating income of $.4 million for the six months ended March 27, 1999. As a percentage of net sales, operating income increased from .8% for the six months ended March 27, 1999 to 1.5% for the six months ended April 1, 2000.

Interest Expense. Interest expense increased by $80,000 for the three months ended April 1, 2000 from $567,000 for the second quarter of fiscal 1999 to $647,000 for the second quarter of fiscal 2000. Interest expense increased by $197,000 for the six months ended April 1, 2000 from $1.1 million for the six months ended March 27, 1999 to $1.3 million for the six months ended April 1, 2000. The increase in interest expense for the second quarter and first six months of fiscal 2000 is due to an increase in the average amount outstanding and an increase in the interest rate on the Company's line of credit.
 Also contributing to the increase in interest expense for the first six months of fiscal 2000 is the additional week in the first six months of fiscal 2000 (as discussed above).

Net Income (Loss). As a result of the above, the second quarter of fiscal 2000 reflected a net income of $.4 million as compared to a net loss of $.3 million for the second quarter of fiscal 1999.


Similarly, the six months ended April 1, 2000 reflected a net loss of $.3 million as compared to net loss of $.4 million for the six months ended March 27, 1999.


Liquidity and Capital Resources

		The cash flows used by operating activities were $1.3 million for the first six months of fiscal 2000 as compared to cash flows provided of $.7 million for the first six months of fiscal 1999. The first six months of fiscal 2000 reflect the net loss of $.3 million, $2.0 million in depreciation and amortization, an increase in accounts receivable of $1.1 million, an increase in operating supplies and other current assets of $.5 million, a decrease in accounts payable of $.9 million, and a decrease in accrued liabilities of $.5 million. The increase in accounts receivable is due to the increase in tons shipped. The decrease in accounts payable is due to the timing of payments made on open accounts. The decrease in accrued liabilities is attributed to the annual deposit of profit sharing and 401K matching funds with the trustee. The increase in operating supplies and other current assets is due to an increase in prepaid expenses. The first six months of fiscal 1999 cash flows reflect a net loss of $.4 million, $1.8 million in depreciation and amortization, a $2.4 million decrease in inventories, a $1.4 million increase in accounts receivable and a $.7 million decrease in accrued liabilities.

		The cash flows used by investing activities were $.5 million for the first six months of fiscal 2000 as compared to $2.3 million for the first six months of fiscal 1999. The cash flows used by investing activities for the first six months of fiscal 2000 consist of $.4 million in capital expenditures and a reduction in capital expenditures payable of $.1 million. The cash flows used by investing activities for the first six months of fiscal 1999 consist of capital expenditures of $1.9 million and a reduction in capital expenditures payable of $.3 million.

		The cash flows provided from financing activities were $1.8 million for the first six months of fiscal 2000 as compared to $1.6 million for the first six months of fiscal 1999. The cash flows provided from financing activities for the first six months of fiscal
2000 reflect net advances of $1.8 million on the Company's line of credit which were used primarily for working capital needs and capital expenditures. The cash flows provided from financing activities for the first six months of fiscal 1999 reflect net advances of $2.6 million on the Company's line of credit which were used primarily for capital expenditures and for the purchase of treasury stock.


Working capital at April 1, 2000 was $13.2 million as compared to $15.7 million at September 25, 1999, and the current ratio was 1.4 to 1.0 as compared to 1.6 to 1.0.

	   The Company's primary ongoing cash requirements are for capital expenditures and ongoing working capital requirements. In addition, principal payments on the unsecured senior notes commence on November 1, 2000 and are due in equal installments of $3.3 million over six years.
 The two sources for the Company's liquidity are internally generated funds and its bank credit facility. The Company has a $24.5 million unsecured bank credit facility, which expires January 31, 2002.
Borrowings are limited to defined percentages of eligible inventory and accounts receivable. As of April 1, 2000, the Company had $16.3 million outstanding and $5.6 million available under its line of credit. The Company believes that the bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs.


Year 2000 Compliance

	   The following Year 2000 discussion is provided in response to the Securities and Exchange Commission's recent interpretative statement expressing its view that public companies should include detailed discussion of the Year 2000 issues in their MD&A.

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


   Outlook

Management believes that demand for the Company's products remains strong in our major markets as exhibited by our current bookings and shipments. Also, while increases in scrap metal prices combined with an increasing participation in the lower priced spring and commodity SBQ markets negatively impacted first half operating margins, scrap prices have stabilized. Also, selling price increases implemented in the second quarter improved second quarter margins and should further improve operating margins in the second half of fiscal 2000. Historically, price increases in the Company's markets lag increases in scrap metal prices by a few months.


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

	PART II. - OTHER INFORMATION



ITEM 4.     Submission of Matters to a Vote of Security-Holders

The annual meeting of shareholders was held on February
1, 2000. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

1. The nominee for director was elected.  The vote was
as follows:
                                                            Term
	                                      For      Abstain   Expires

                Charles C. Hanebuth  3,945,121    43,798    2003

	2. The  proposal to  ratify the Board of Directors'
   		appointment of  Arthur   Andersen  LLP  as  the
            Company's independent public  accountants  for the
            fiscal year ending September 30, 2000.  (For
            3,966,617; Against 18,587; Abstain  3,715)

ITEM 6.     Exhibits and Reports on Form 8-K

A)  Exhibits

                3.1   - Certificate of Incorporation of Electric
                        Steel, Inc., filed as Exhibit 3.1 to
                        Registrant's Registration Statement on Form
                        S-1 (No. 33-67140), and incorporated by
                        reference herein.

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





DATED:  May 2, 2000               KENTUCKY ELECTRIC STEEL, INC.
                                           (Registrant)

                                      William J. Jessie
                                William J. Jessie, Vice President,
                                Secretary, Treasurer, and
                                Principal Financial Officer

<PAGE