Form 10-Q
period 2000-07-01
KENTUCKY ELECTRIC STEEL INC /DE/
filed 2000-08-08
CIK 910394

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          July 1, 2000

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


	YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2000, is as follows:

4,065,830 shares of voting common stock, par value $.01 per share.

	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


	TABLE OF CONTENTS



                                                                   Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

 	      Condensed Consolidated Balance Sheets ............      3

            Condensed Consolidated Statements of Operations ..      4

            Condensed Consolidated Statements of Cash Flows ..      5

            Notes to Condensed Consolidated Financial Statements 6-8


   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations ............   9-12


PART II.    OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K .................     13


            SIGNATURES  ......................................     14

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
                                                     July 1,    Sept. 25,
                                                       2000       1999
                       ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                       $    141   $    184
     Accounts receivable, less allowance for doubtful
       accounts and claims of $520 at July 1, 2000
       and $430 at September 25, 1999                  14,497     14,180
     Inventories                                       20,914     22,751
     Operating supplies and other current assets        5,649      5,294
     Refundable income taxes                               80        315
     Deferred tax assets                                  768        683

       Total current assets                            42,049     43,407

   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                 4,765      4,621
     Machinery and equipment                           45,451     45,324
     Construction in progress                           2,874      2,470
     Less - accumulated depreciation                  (21,159)   (18,307)

          Net property, plant and equipment            31,931     34,108

   DEFERRED TAX ASSETS                                  4,782      5,253

   OTHER ASSETS                                           572        173

          Total assets                               $ 79,334   $ 82,941

        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit                      $ 11,115   $ 14,510
     Accounts payable                                   8,537      8,731
     Capital expenditures payable                         296        335
     Accrued liabilities                                3,298      3,988
     Current portion of long-term debt                  3,458        125

          Total current liabilities                    26,704     27,689

   LONG-TERM DEBT                                      16,667     20,000

          Total liabilities                            43,371     47,689

   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued               -          -
     Common stock, $.01 par value, 15,000,000
       shares authorized, 5,017,111 and 5,003,874
       share issued, respectively                          50         50
     Additional paid-in capital                        15,767     15,728
     Less treasury stock - 942,581 and 932,581
       shares at cost, respectively                    (4,292)    (4,272)
     Deferred compensation                               -           (30)
     Retained earnings                                 24,438     23,776

          Total shareholders' equity                   35,963     35,252

          Total liabilities and shareholders' equity $ 79,334   $ 82,941


See notes to condensed consolidated financial statements


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)


                               Three Months Ended      Nine Months Ended
                               July 1,    June 26,    July 1,    June 26,
                                 2000       1999        2000       1999
NET SALES                    $  30,629   $  27,421   $ 89,106   $ 78,997
COST OF GOODS SOLD              27,383      23,710     81,183     71,250


  Gross profit                   3,246       3,711      7,923      7,747

SELLING AND ADMINISTRATIVE
  EXPENSES                       1,963       2,229      5,787      5,862


  Operating income               1,283       1,482      2,136      1,885

INTEREST INCOME AND OTHER          831       1,147        880      1,197
INTEREST EXPENSE                  (632)       (584)    (1,949)    (1,704)

  Income before income taxes     1,482       2,045      1,067      1,378

PROVISION FOR INCOME
  TAXES                            562         776        405        524

  Net income                  $    920    $  1,269   $    662   $    854

NET INCOME PER COMMON SHARE
  - BASIC AND DILUTED         $    .23    $    .31   $    .16   $    .21

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC        4,075,760   4,064,920  4,075,781  4,090,817

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED      4,075,760   4,064,920  4,076,564  4,092,949



















See notes to condensed consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)


                                                   Nine Months Ended
                                                  July 1,      June 26,
                                                    2000         1999
Cash Flows From Operating Activities:
  Net income                                      $    662     $    854
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization                  2,926        2,688
      Change in deferred taxes                         471          572
      Change in other                                 (443)         100
      Change in current assets and current
        liabilities:
          Accounts receivable                         (317)      (1,541)
          Inventories                                1,837          212
          Operating supplies and other
            current assets                            (355)        (317)
          Refundable income taxes                      235         -
          Deferred tax assets                          (85)        (148)
          Accounts payable                            (194)       1,562
          Accrued liabilities                         (690)        (112)
          Environmental liabilities                   -            (982)

          Net cash flows from operating activities   4,047        2,888

Cash Flows From Investing Activities:
  Capital expenditures                                (675)      (2,370)
  Change in capital expenditures payable               (39)        (482)

          Net cash flows from investing activities    (714)      (2,852)

Cash Flows From Financing Activities:
  Net advances (repayments) on line of credit       (3,395)         929
  Purchases of treasury stock                          (20)      (1,018)
  Issuance of common stock                              39           44

          Net cash flows from financing activities  (3,376)         (45)

          Net increase (decrease) in cash
            and cash equivalents                       (43)          (9)

Cash and Cash Equivalents at Beginning of Period       184          150

Cash and Cash Equivalents at End of Period        $    141     $    141

Interest Paid, net of amount capitalized          $  2,288     $  2,082

Income Taxes Paid                                 $   -        $    100


            See notes to condensed consolidated financial statement



KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements represent Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, (collectively the Company). All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 1, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 25, 1999.

(2)  Accounting Policies

     Fiscal Year End
The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks; however, the fiscal year ended September 30, 2000 has fifty-three weeks. The nine months ended July 1, 2000 consists of forty weeks as compared to thirty-nine weeks for the nine months ended June 26, 1999.

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

	Derivative Financial Instruments
	In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The impact of adoption is not expected to be material. The Company is required to adopt SFAS No. 133 effective as of the beginning of the first quarter of fiscal 2001.

   (3)  Inventories

	Inventories at July 1, 2000 and September 25, 1999 consist of the following ($000's):
                                            July 1,       Sept. 25,
                                         2000          1999

      Raw materials                         $  3,136      $  2,824
      Semi-finished and finished goods        17,778        19,927
           Total inventories                   $ 20,914      $ 22,751



(4)	Earnings Per Share

		The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                  For the Three                 For the Three
                                  Months Ended                  Months Ended
                                  July 1, 2000                  June  26, 1999
                                                Per                          Per
                                                Share                        Share
                           Income     Shares    Amount    Income     Shares  Amount
Amounts for Basic
 Earnings Per Share       $  920    4,075,760    $.23    $1,269    4,064,920  $ .31

Effect of Dilutive
 Securities Options         -            -         -        -          -         -

Amounts for Diluted
 Earnings Per Share       $  920    4,075,760    $.23    $1,269    4,064,920  $ .31



                                  For the Nine                  For the Nine
                                  Months Ended                  Months Ended
                                  July 1, 2000                  June  26, 1999
                                                 Per                           Per
                                                Share                         Share
                           Income     Shares    Amount    Income    Shares   Amount
Amounts for Basic
 Earnings Per Share       $   662   4,075,781    $.16    $   854  4,090,817  $ .21

Effect of Dilutive
 Securities Options          -            783      -        -         2,132     -

Amounts for Diluted
 Earnings Per Share       $   662   4,076,564    $.16    $   854  4,092,949  $ .21

		The following options were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the applicable period:

                   For the Three    For the Three     For the Nine     For the Nine
                    Months Ended     Months Ended     Months Ended     Months Ended
        Options        July 1, 2000     June 26, 1999     July 1, 2000    June 26, 1999
Transition stock        51,825           57,524           51,825           57,524
Employee stock         561,052          469,860          469,860          378,668

(5)  Commitments and Contingencies

The Company has various commitments for the purchase of materials, supplies and energy arising in the ordinary course of business.

The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and other matters, which seek remedies or damages. Costs to be incurred in connection with environmental matters are accrued when the prospect of incurring costs for testing or remedial action is deemed probable and such amounts can be estimated. The Company has no recorded reserves for environmental matters as of July 1, 2000. However, new information or developments with respect to known matters or unknown conditions could result in the recording of accruals in the periods in which they become known. The Company believes that any liability that may ultimately be determined with respect to commercial, product liability, environmental or other matters will not have a material effect on its financial condition or results of operation.


(6)  Claim Settlement

     The fiscal 1999 and 2000 third quarter and nine month periods include other income of $1.1 million and $.8 million, respectively, for a claim settlement pertaining primarily to the Company's purchase of electrodes during the years 1992 to 1997.






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

The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks; however, the fiscal year ended September 30, 2000 has fifty-three weeks. The nine months ended July 1, 2000 consists of forty weeks as compared to thirty-nine weeks for the nine months ended June 26, 1999.

Net Sales. Net sales increased $3.2 million (11.7%) in the third quarter of fiscal 2000 to $30.6 million, as compared to $27.4 million for the third quarter of fiscal 1999. The increase in sales for the third quarter is due to an increase in tons shipped offset by a decrease in average selling price. Third quarter fiscal 2000 finished goods tons shipped increased 9.0% over the comparable period in fiscal 1999 to 69,800 tons. The average selling price for finished goods shipped was down 1.8% in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. The decrease in finished goods selling price for the third quarter of fiscal 2000 is primarily attributable to a change in product mix as the Company increased its participation in the lower priced spring and commodity SBQ markets. In addition, fiscal 2000 third quarter shipments included 5,800 tons of billets (semi-finished product) as compared to 400 tons in fiscal 1999.

Net sales for the nine months ended July 1, 2000 increased $10.1 million (12.8%) to $89.1 million, as compared to $79.0 million for the nine months ended June 26, 1999. The increase in net sales for the first nine months of fiscal 2000 is attributed to an increase in shipments offset by a decrease in average selling price. Finished goods shipments for the first nine months of fiscal 2000 increased 15.4% over the comparable period in fiscal 1999 to 209,300 tons. The average selling price per finished goods shipped was down 3.7% in the first nine months of fiscal 2000. The decrease in finished goods average selling price for the nine months of fiscal 2000 is primarily attributable to a change in product mix as the Company increased its participation in the lower priced spring and commodity SBQ markets. In addition, fiscal 2000 shipments included 6,000 tons of billets as compared to 400 tons of billets in fiscal 1999.

Cost of Goods Sold. Cost of goods sold increased $3.7 million
(15.5%) in the third quarter of fiscal 2000 to $27.4 million, as compared to $23.7 million for the third quarter of fiscal 1999. As a percentage of net sales, cost of goods sold increased from 86.5% for the third quarter of fiscal 1999 to 89.4% for the third quarter of fiscal 2000. The increase in cost of goods sold for the third quarter of fiscal 2000 from the comparable period in fiscal 1999 is primarily due to the increase in shipments (as discussed above) and a small increase in per ton manufacturing costs. The increase in per ton manufacturing costs reflects higher scrap metal prices partially offset by lower conversion costs due to improvements in productivity. The increase in cost of goods sold as a percentage of net sales for the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999 is primarily attributed to higher scrap prices and to a lesser extent the 1.8% decrease in average selling price.
Cost of good sold for the nine months ended July 1, 2000
increased $9.9 million (13.9%) to $81.2 million as compared to $71.3 million for the nine months ended June 26, 1999. As a percentage of net sales, cost of goods sold increased from 90.2% for the nine months ended June 26, 1999 to 91.1% for the nine months ended July 1, 2000. The increase in cost of goods sold for the first nine months of fiscal 2000 from the comparable period in fiscal 1999 is primarily due to the increase in shipments (as discussed above) offset by a decrease in the per ton cost of tons shipped. The decrease in the per ton manufacturing costs of tons shipped resulted from lower conversion costs due to increased productivity offset by higher scrap costs. The increase in cost of goods sold as a percentage of net sales for the first nine months of fiscal 2000, as compared to the first nine months of fiscal 1999, reflects lower selling prices (as discussed above) partially offset by lower per ton manufacturing costs.

Gross Profit. As a result of the above, gross profit for the third quarter of fiscal 2000 decreased by $.5 million (12.5%) to $3.2 million from $3.7 million for the third fiscal quarter of 1999. As a percentage of net sales, gross profit decreased from 13.5% for the third quarter of fiscal 1999 to 10.6% for the third quarter of fiscal 2000.

		As a result of the above, gross profit for the nine months ended July 1, 2000 increased by $.2 million (2.3%) to $7.9 million as compared to $7.7 million for the nine months ended June 26, 1999. As a percentage of net sales, gross profit decreased from 9.8% for the first nine months of fiscal 1999 to 8.9% for the first nine months of fiscal 2000.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses decreased by approximately $.3 million and $.1 million for the three months and nine months ended July 1, 2000, as compared to the same periods in fiscal 1999. As a percentage of net sales, such expenses decreased from 8.1% for the third quarter of fiscal 1999 to 6.4% for the third quarter of fiscal 2000, and from 7.4% for the nine months ended June 26, 1999 to 6.5% for the nine months ended July 1, 2000. The decrease in selling and administrative expenses is due primarily to a decrease in legal and professional fees and self-insured health benefit costs. The decrease in legal and professional fees is primarily due to unusually high legal and consulting fees incurred during the third fiscal quarter of 1999 related to the Company's electric service contract and a pending trade case with the Department of Commerce.

Operating Income. For the reasons described above, operating income decreased $.2 million from $1.5 million in the third quarter of fiscal 1999 to $1.3 million in the third quarter of fiscal 2000. As a percentage of net sales, operating income decreased from 5.4% in the third quarter of 1999 to 4.2% in the third quarter of 2000.


		Operating income increased $.2 million from $1.9 million for the first nine months of fiscal 1999 to $2.1 million for the nine months ended July 1, 2000. As a percentage of net sales, operating income remained at 2.4% for both the nine months ended June 26, 1999 and the nine months ended July 1, 2000.



     Interest Income and Other. Interest and other income decreased by $.3 million for the three months ended July 1, 2000 from $1.1 million for the third quarter of fiscal 1999 to $.8 million for the third quarter of fiscal 2000. Interest and other income decreased by $.3 million for the nine months ended July 1, 2000 from $1.2 million for the nine months ended June 26, 1999 to $.9 million for the nine months ended July 1, 2000. The third quarter and nine month periods for fiscal 2000 and fiscal 1999 include other income of $.8 million and $1.1 million, respectively, for a claim settlement pertaining primarily to the Company's purchase of electrodes during the years 1992 to 1997.

Interest Expense. Interest expense increased by $48,000 for the three months ended July 1, 2000 from $584,000 for the third quarter of fiscal 1999 to $632,000 for the third quarter of fiscal 2000. Interest expense increased by $245,000 for the nine months ended July 1, 2000 from $1.7 million for the nine months ended June 26, 1999 to $1.9 million for the nine months ended July 1, 2000. The increase in interest expense for the third quarter is primarily due to an increase in the interest rate on the Company's line of credit. The increase in interest expense for the first nine months of fiscal 2000 is due to an increase in the average amount outstanding as well as an increase in the interest rate on the Company's line of credit.


Net Income.  As a result of the above, net income decreased $.4 million from $1.3 million for the third quarter of fiscal 1999 to $.9 million for the third quarter of fiscal 2000.

	   As a result of the above, net income decreased $.2 million from $.9 million for the first nine months of fiscal 1999 to $.7 million for the first nine months of fiscal 2000.


Liquidity and Capital Resources

	   The cash flows provided by operating activities were $4.0 million for the first nine months of fiscal 2000 as compared to $2.9 million for the first nine months of fiscal 1999. The first nine months of fiscal 2000 reflect the profitable operations of $.7 million, $2.9 million in depreciation and amortization, a decrease in inventories of $1.8 million and a decrease in accrued liabilities of $.7 million. The decrease in inventories reflects lower billet and finished goods tons due to an increase in tons shipped and lower per ton cost of finished goods. The decrease in accrued liabilities reflects semi-annual interest payment made in the third quarter. The first nine months of fiscal 1999 reflect the profitable operations of $.9 million, $2.7 million in depreciation and amortization, an increase of $1.5 million in accounts receivable, an increase of $1.6 million in accounts payable and a decrease of $1.0 million in environmental liabilities.

	   The cash flows used by investing activities were $.7 million for the first nine months of fiscal 2000 as compared to $2.9 million for the first nine months of fiscal 1999. The cash flows used by investing activities for the first nine months of fiscal 2000 consist of $.7 million in capital expenditures. The cash flows used by investing activities for the first nine months of fiscal 1999 consist of capital expenditures of $2.4 million and a reduction in capital expenditures payable of $.5 million.

	   The cash flows used in financing activities were $3.4 million for the first nine months of fiscal 2000 as compared to cash flows used of $45,000 for the first nine months of fiscal 1999. The cash flows used in financing activities for the first nine months of fiscal 2000 reflect repayments of $3.4 million on the Company's line of credit. The cash flows used in financing activities for the first nine months of fiscal 1999 reflect net advances of $1.0 million on the Company's line of credit which were used primarily for capital expenditures and $1.0 million used for purchase of treasury stock.

	   Working capital at July 1, 2000 was $15.3 million as compared to $15.7 million at September 25, 1999, and the current ratio was 1.6 to
1.0 at the end of both periods.

	   The Company's primary ongoing cash requirements are for current capital expenditures and ongoing working capital requirements. In addition, principal payments on the unsecured senior notes commence on November 1, 2000 and are due in annual installments of $3.3 million over six years. The two sources for the Company's liquidity are internally generated funds and its bank credit facility. The
Company has a $24.5 million unsecured bank credit facility, which expires January 31, 2002. Borrowings are limited to defined percentages of eligible inventory and accounts receivable. As of July 1, 2000, the Company had $11.1 million outstanding and $9.6 million available under its line of credit. The Company believes that the bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs.


Outlook

		Management believes that, while the Company's backlog of orders remains firm, there appears to be some market softening. Management will closely monitor market conditions during the next quarter.


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

	PART II. - OTHER INFORMATION




ITEM 6.     Exhibits and Reports on Form 8-K

A)  Exhibits


			  3.1  	Certificate of Incorporation of Kentucky
Electric Steel, Inc., filed as Exhibit 3.1 to
Registrant's Registration Statements on Form
S-1 (No. 33-67140), and incorporated by
reference herein.

				3.2 	By-Laws of Kentucky Electric Steel, Inc., filed
as Exhibit 3.2 to Registrant's Registration
Statement on Form S-1 (No. 33-67140), and
incorporated by reference herein.

			   27  	Financial Data Schedule

                 99  	Ownership of Certain Beneficial Owners and
Management

		    B)  Reports on Form 8-K - None.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:  August 8, 2000              KENTUCKY ELECTRIC STEEL, INC.
                                             (Registrant)

                                        William J. Jessie
                                  William J. Jessie, Vice President,
                                    Secretary, Treasurer, and
                                    Principal Financial Officer