Form 10-K
period 2000-09-30
KENTUCKY ELECTRIC STEEL INC /DE/
filed 2000-12-21
CIK 910394

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549




(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2000

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

Yes  (x)    No  ( )











(Cover Page 1 of 2 Pages)

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price on December 8, 2000:
$6,915,315.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of December 8, 2000:

4,072,818 shares of Common Stock, par value $.01 per share.




DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's Proxy Statement for the Annual
Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14(a) are incorporated herein by reference in response to items 10 through 13 in Part III of this report.







































(Cover Page 2 of 2 Pages)





KENTUCKY ELECTRIC STEEL, INC.

FORM 10-K


TABLE OF CONTENTS


                                                                  Page

PART I ..........................................................   4

     Item 1.  Business ..........................................   4
     Item 2.  Properties ........................................   9
     Item 3.  Legal Proceedings .................................   9
     Item 4.  Submission of Matters to a Vote of Security Holders   9

PART II .........................................................  11

     Item 5.  Market for Registrant's Common Equity and Related
              Shareholder Matters ...............................  11
     Item 6.  Selected Financial Data ...........................  11
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...............  12
     Item 7A. Qualitative and Quantitative Disclosure about
              Market Risk .......................................  18
     Item 8.  Financial Statements and Supplementary Data .......  18
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ...............  18

PART III ........................................................  19


     Item 10. Directors and Executive Officers of the Registrant   19
     Item 11. Executive Compensation ............................  19
     Item 12. Security Ownership of Certain Beneficial
              Owners and Management .............................  19
     Item 13. Certain Relationships and Related Transactions ....  19

PART IV .........................................................  20


     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K ...............................  20

SIGNATURES ......................................................  23

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE  .....................  24












KENTUCKY ELECTRIC STEEL, INC.

PART I


Item 1.	Business


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

The Company manufactures over 2,600 different Bar Flat items which are sold to a variety of relatively small volume niche markets, including the leaf-spring suspension market for light and heavy-duty trucks, mini-vans and utility vehicles, cold drawn bar converters, certain specialty applications for steel service centers, truck trailer manufacturers and other miscellaneous markets. The Company's mill was specifically designed to manufacture wider and thicker bar flats up to three inches in thickness and twelve inches in width that are required by these markets. In addition, the Company employs a variety of specially designed equipment which is necessary to manufacture SBQ Bar Flats to the specifications demanded by its customers. Although the Company specializes in SBQ Bar Flats, particularly in the thicker and wider sections, it also, to a much lesser extent, competes in the MBQ Bar Flat market.

The Company's business strategy is to increase its share of the SBQ Bar Flat market and to expand into related niche market applications where it can supply products for special customer needs. The Company plans to expand its business primarily by increasing the number of products it sells to existing customers and the development of new customers.


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

The production capacity of the Company for finished products is 330,000 tons. The Company's ultimate goal is to balance its operations at approximately 400,000 tons per year. The Company sold 265,000 tons of finished goods in 2000 which constitutes 80% of its melting and casting capacity. In addition, the Company sold 12,000 billet tons (semifinished product) in 2000.

The Company transports its products by common carrier, generally shipping by truck and by rail. The Company has railroad sidings at its facilities.


Capital Improvements and Expansion

Annual capital expenditures over the last five fiscal years have averaged $4.1 million, which includes $1.3 million expended in fiscal year 2000.

The Board of Directors has approved the fiscal 2001 capital expenditure plan for approximately $2.3 million, which includes completion of various projects begun in fiscal 2000, as well as equipment upgrades and replacements.


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


Cold Drawn Bar Converters Market. The Company sells its expanded range of SBQ hot rolled bar products to cold drawn bar manufacturers. KESI's product range, 1/4" through 3" in thickness and 2" through 12" in width, enables the Company to supply practically all the sizes needed by the converters. The converters remove the scale from the hot rolled bar and draw it through a carbide die. The drawing reduces the cross section, improves surface and internal properties, and produces a more exacting tolerance bar. The end product is sold through distributors and directly to original equipment manufacturers.


Steel Service Centers Market. Approximately 30% of all steel shipments to the end-user are distributed through steel service centers, making this the largest single market for steel manufacturers. The Company sells both MBQ and SBQ bar flats into this market. The majority of its sales consist of the less competitive section sizes and difficult to make grades.


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


Customers

The Company sells to over 350 customers. Several wholly-owned subsidiaries of Republic Technologies International represented approximately 11.2% of sales for fiscal 2000. No other customer accounted for more than 10% of sales in fiscal 2000. The loss of a principal customer could have a material adverse effect on the Company's operations.

The Company's foreign sales as a percentage of total sales were 12.7% in fiscal 2000. These sales consisted primarily of shipments to Canada and Mexico.


Marketing

Senior management of the Company is directly involved in sales to new and existing customers. Sales are nationwide and in certain foreign markets. Sales efforts are primarily performed by in-house sales personnel and augmented with manufacturers' representative companies. The efforts of these sales representatives are directed by the Company's Vice President, Sales and Marketing.


Competition and Other Market Factors

The domestic and foreign steel industries are characterized by intense competition. The Company competes with domestic and foreign producers, many of whom have financial resources substantially greater than those available to the Company. The Company has identified its principal competition from the following sources: (i) in its leaf-spring suspension market, the Company faces competition from five North American mills; (ii) in its cold drawn bar converters market, the Company competes with five North American mills; (iii) in the steel service center market, the Company encounters competition from numerous North American mills; and (iv) in its truck trailer market, the Company competes with three North American mills. One company, which competes in the leaf spring market, is currently in the construction phase of a plan to increase the capacity of its plant and to expand the size range of the products it manufactures. The Company believes that the principal competitive factors affecting its business are quality, service, price and geographic location.


Backlog and Seasonality

As of September 30, 2000, the Company had firm orders for approximately 52,000 tons representing approximately $22.4 million in sales, as compared with approximately 52,000 tons representing approximately $24.1 million in sales, at September 25, 1999.

The Company operates on a continuous basis with two scheduled shutdowns for heavy maintenance work in July and December. The
Company's operations are not subject to seasonal fluctuations in operations or sales.

Raw Materials

The principal raw material used in the Company's steel mill is ferrous scrap. Ferrous scrap is derived from, among other sources, discarded automobiles, appliances, structural steel, railroad cars and machinery. The purchase price of scrap is subject to market conditions largely beyond the control of the Company. The Company is located in an area where scrap is generally available and typically maintains less than one month of scrap supply. Historically, price fluctuations of scrap have had no material long-term impact on the Company. However, while the Company has generally been successful in passing on scrap cost increases through price increases, the effect of steel imports, market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company's ability to increase prices. One scrap dealer supplied approximately 31% of the Company's scrap in fiscal 2000. In an attempt to insure an adequate source of raw materials, however, the Company has identified, inspected and purchased scrap from 30 dealers.

	The Company's manufacturing process consumes large amounts of electricity, which the Company purchases from Kentucky Power Company, d/b/a American Electric Power ("AEP"). An abundant regional supply of coal, used in producing electricity, helps keep the Company's energy costs relatively low. Effective November 13, 1997, the Company and AEP entered into a contract for Operating Reserve Interruptible Electric Service ("1997 Contract") which will have a minimum term of five years, or until an open competitive market exists, unless the Company gives AEP at least one year's notice of termination. The 1997 Contract limits AEP's right to interrupt service to only those instances that an AEP unit goes offline or that AEP is responsible to share reserves with other electrical generators pursuant to the East Central Area Reliability Coordination Agreement (ECAR), and any such interruption can be no more than 30 minutes in duration.


Employees

As of September 30, 2000, the Company employed 415 people, approximately 78% of whom are members of the United Steelworkers of America. The Company's current five-year collective bargaining agreement expires in September 2004. The Company believes that its wage rates and benefits are competitive with other mini-mills.


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

Between 1981 and 1983, the prior operator (the "Prior Operator") disposed of Furnace Dust in the Cooksey Brother's landfill, in Cannonsburg, Kentucky ("Cooksey Landfill"). Before 1981 the Prior Operator disposed of Furnace Dust in other locations, including a strip mine. The Company did not assume any liability from the Prior Operator for disposal at the Cooksey Landfill or such other sites.
The Cooksey Landfill is operating pursuant to a permit and bond issued and approved by the Kentucky Division of Waste Management, and the Company has no reason to believe that the Cooksey Landfill or other sites are likely targets for listing as a Kentucky "uncontrolled site" or federal superfund site. On May 5, 1999, the Company was notified by the Kentucky Division of Waste Management ("DWM") that as a result of a RCRA Facility Assessment ("RFA") conducted in 1986 and 1987 while the Company's mill was operated by the Prior Operator, that DWM requests that the Company undertake a RCRA Facility Investigation ("RFI") and, if necessary, therefore, a RCRA Corrective Measures Study ("CMS") and, if necessary, therefore, a RCRA Corrective Measures Implementation ("CMI"). On June 8, 1999, the Company was notified by DWM that the Company's mill had been listed with 32 other sites in Kentucky as a high priority for clean-up on the RCRA Corrective Action Baseline List of Facilities. The Company has not made a determination as to whether the Prior Operator released any hazardous waste at its site and has not agreed to undertake the RFI and is continuing negotiations with DWM. The Company, however, could incur investigation and/or clean-up expenses in the future with respect to the operation of the Company's facility by the Prior Operator with respect to the Cooksey Landfill or such other sites if (1) the sites are listed as a Kentucky "Uncontrolled Site" or Federal Superfund Site, (2) DWM required the Company to undertake an RFI, CMS and CMI, and (3) the Company is not successful in obtaining full indemnification from the Prior Operator.

	The Company's operations are subject to the Federal Clean Air Act which provides for regulation, through state implementation of federal requirements, of the emission of certain air pollutants. On June 2, 1999, the Kentucky Division for Air Quality issued to the Company its Title V Operating Permit ("Air Permit") with an expiration date of June 2, 2004. As with similar mills in the industry, the Federal Clean Air Act required that the Permit include emission limitations and standards as well as monitoring, recordkeeping, reporting, inspection and entry requirements to assure compliance with those limits. The Company does not know whether it will be able to consistently comply with the Air Permit without additional capital and/or operating expense.

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

There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year ended September 30, 2000.


      Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 6, 2001.

The names, ages and positions of all of the executive officers of the Registrant as of September 30, 2000 are listed below with their business experience with the Registrant for the past five years. Officers are elected annually by the Board of Directors at the first meeting of directors following the annual meeting of stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Charles C. Hanebuth, 56, has been President and Chief Executive Officer of the Company since its formation in August 1993. From November 1990 to October 1993, Mr. Hanebuth was President and Chief Operating Officer of Kentucky Electric Steel Corporation, a wholly-owned subsidiary of NS Group, Inc. Mr. Hanebuth has 21 years management experience in the steel industry. Mr. Hanebuth is a advisory director of Fifth Third Bank Ohio Valley and a director of Ashland Hospital Corporation, which operates King's Daughters' Medical Center.

William J. Jessie, 50, a certified public accountant, has been Vice President, Secretary, Treasurer and Chief Financial Officer of the Company since its formation in August 1993. Prior to August 1993, he was Controller of Kentucky Electric Steel Corporation since 1986. Mr. Jessie has 21 years of public accounting experience with national and local accounting firms.

Joseph E. Harrison, 56, has been Vice President of Sales and Marketing of the Company since its formation in August 1993. From February 1991 to August 1993 he was General Sales Manager of Kentucky Electric Steel Corporation. Mr. Harrison has over 30 years of sales experience in the steel industry.

William H. Gerak, 55, has been Vice President of Administration of the Company since January 1994. From February 1988 to December 1993 he was the Director of Human Resources and Labor Relations for Heekin Can, Inc., a wholly-owned subsidiary of Ball Corporation, a producer of steel food and aerosol containers, head-quartered in Cincinnati, Ohio. Mr. Gerak has over 26 years of human resource and administrative experience.


PART II


Item 5.	Market for Registrant's Common Equity and Related
Shareholder Matters

The Company's common stock trades on the NASDAQ National Market under the symbol "KESI." The following table sets forth, for the fiscal periods indicated, the high and low closing prices of the stock on the NASDAQ National Market:

                               Fiscal 1999            Fiscal 2000
                            High         Low        High        Low
      First Quarter      $ 4          $ 2-11/16  $ 4         $ 2-3/8
Second Quarter       3-3/4        2-5/8      2-5/8       1-3/4
      Third Quarter        3-3/8        2-1/2      2-25/32     1-7/8
      Fourth Quarter       4-1/2        2-5/8      2-1/2       1-5/8


On December 8, 2000, there were approximately 900 beneficial owners of the Company's common stock.

The Company currently intends to retain all earnings to support the development of its business, although the paying of dividends on its common stock is periodically reviewed. Certain of the Company's debt instruments currently restrict the payment of dividends. Specifically, the debt instruments restrict payment of dividends to the amount available in a "Restricted Payment Pool" as defined in the senior note agreement and amended bank credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of the Notes to Consolidated Financial Statements of the Company.


Item 6.	Selected Financial Data

The selected financial data shown below for the five years in the period ended September 30, 2000 are derived from the audited financial statements of the Company. The information set forth below should be used in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere herein.




















                                                   Year Ended
                           Sept. 28,   Sept. 27,   Sept. 26,   Sept. 25,   Sept.
30,
                             1996         1997       1998        1999
2000
                                (In thousands, except share and per share data)
Income Statement Data:
  Net sales ............   $ 98,320    $ 94,652    $109,456    $105,389
$113,605
  Cost of goods sold ...     89,783      89,992      97,720      95,140
103,903
                            -------     -------     -------     -------     ----
---
    Gross profit .......      8,537       4,660      11,736      10,249
9,702
  Selling and admini-
    strative expenses ..      7,391       6,800       7,011       7,627
7,573
                            -------     -------     -------     -------     ----
---
    Operating income (loss)   1,146      (2,140)      4,725       2,622
2,129

  Interest expense .....     (1,453)     (2,125)     (2,395)     (2,274)
(2,528)
  Interest income and
    other ..............         31          34          80       1,234
911
  Gain on involuntary con-
    version of equipment        369        -           -           -           -
                            -------     -------     -------     -------     ----
---
    Income (loss) before
     income taxes ......         93      (4,231)      2,410       1,582
512
  Income taxes .........         35      (1,599)        916         604
195
                            -------     -------     -------     -------     ----
---
      Net income (loss)    $     58    $ (2,632)   $  1,494    $    978    $
317

  Net income (loss)
    per common share -
    basic and diluted...   $    .01    $   (.57)   $    .32    $    .24    $
 .08

  Weighted average shares
    outstanding-basic     4,806,161   4,633,315   4,624,671   4,085,480
4,074,463

  Weighted average shares
    outstanding-diluted   4,806,485   4,633,315   4,630,920   4,089,219
4,074,463
Balance Sheet Data:
  Working capital .....    $ 14,963     $11,335     $14,153     $15,718
$23,924
  Total assets ........      78,433      78,770      80,251      82,941
76,954
  Long-term debt (1) ..      20,000      20,000      20,000      20,000
16,667
  Shareholders' equity       37,110      34,211      35,192      35,252
35,612

(1)	Net of current portion.


Item 7.	Management's Discussion and Analysis of Financial
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


Results of Operations

The following table sets forth the percentages of the Company's net sales represented by certain income and expense items for the periods indicated.





                                              Year Ended
                                   September   September   September
                                    26, 1998    25, 1999    30, 2000
    Net sales ....................   100.0%      100.0%      100.0%
    Cost of goods sold ...........    89.3        90.3        91.5
                                     -----       -----       -----
    Gross profit .................    10.7         9.7         8.5
    Selling and administrative
      expenses ...................     6.4         7.2         6.6
                                     -----       -----       -----
    Operating income .............     4.3         2.5         1.9

    Interest expense .............    (2.2)       (2.2)       (2.2)
    Interest income and other ....      .1         1.2          .8
                                     -----       -----       -----
    Income before
      income taxes ...............     2.2         1.5          .5

    Income taxes  ................      .8          .6          .2
                                     -----       -----       -----
    Net income    ................     1.4%         .9%         .3%


Year Ended September 30, 2000 Compared with Year Ended September 25,
1999

	Net Sales. Net sales for fiscal 2000 increased by $8.2 million (7.8%) to $113.6 million from $105.4 million in fiscal 1999. The increase in net sales is attributable to an increase in shipments offset by a decrease in average selling price. Finished goods shipments increased by 8.9% from 243,100 tons in fiscal 1999 to 264,800 in fiscal 2000. The average selling price per finished goods shipped was down 3.4% in fiscal 2000 as compared to fiscal 1999. The decrease in finished goods average selling price for fiscal 2000 is primarily attributable to a change in product mix as the Company increased its participation in lower priced products. In addition, fiscal 2000 shipments included 11,800 tons of billets (semi-finished product) as compared to 800 tons of billets in fiscal 1999.

	Cost of Goods Sold. Cost of goods sold for fiscal 2000 increased by $8.8 million, or 9.2% to $103.9 million from $95.1 million in fiscal 1999. As a percentage of net sales, cost of goods sold increased from 90.3% in fiscal 1999 to 91.5% in fiscal 2000. The increase in cost of goods sold reflects the increase in shipments (as discussed above) offset by a decrease in the per ton cost of tons shipped. The decrease in the per ton manufacturing costs of tons shipped for fiscal 2000 resulted from lower conversion costs due to increased productivity offset by higher scrap costs. The increase in cost of goods sold as a percentage of net sales for fiscal 2000, as compared to fiscal 1999, reflects lower selling prices (as discussed above) partially offset by lower per ton manufacturing costs.

	Gross Profit. As a result of the above, gross profit for fiscal 2000 decreased by $.5 million from $10.2 million in fiscal 1999 to $9.7 million in fiscal 2000. As a percentage of net sales, gross profit decreased from 9.7% in fiscal 1999 to 8.5% in fiscal 2000.

	Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, human resources, and other administrative departments. Selling and administrative expenses for fiscal 2000 and 1999 were $7.6 million with decreases in legal and professional fees being offset by increases in the provision for bad debt expense, sales commissions, and miscellaneous other items. As a percentage of net sales, such expenses decreased from 7.2% for fiscal 1999 to 6.6% for fiscal 2000. The decrease in selling and administrative expenses as a percentage of net sales for fiscal 2000, as compared to fiscal 1999, is due to higher net sales in 2000.

	Operating Income. For the reasons described above, operating income decreased by $.5 million (18.8%) from $2.6 million in fiscal 1999 to $2.1 million in fiscal 2000. As a percentage of net sales, operating income decreased from 2.5% in fiscal 1999 to 1.9% in fiscal 2000.

	Interest Expense. Interest expense increased by $.2 million to $2.5 million in fiscal 2000 from $2.3 million in fiscal 1999. The increase in interest expense is due to an increase in both the average interest rate and the average amount outstanding on the line of credit.

	Provision (Credit) for Income Taxes. The Company has recorded a tax provision of approximately $.2 million in fiscal 2000 as compared to a tax provision of approximately $.6 million in fiscal 1999 at an effective tax rate of 38% for both years. As of September 30, 2000 the Company has net deferred tax assets of $5.7 million, which is net of a $2.7 million valuation allowance. Included in the $8.4 million of gross deferred tax assets is $5.4 million representing the tax benefit of net operating tax loss carryforwards which expire beginning in 2011. The realization of the deferred tax assets is dependent in part upon generation of sufficient future taxable income. Management has considered the levels of currently anticipated pre-tax income in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical pre-tax income levels of operations for fiscal 1998, 1999, and 2000, and other factors, management believes it is more likely than not that the net deferred tax asset, after consideration of the valuation allowance which has been established, will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in future years if estimates of future taxable income during the carryforward period are reduced.

	Interest Income and Other. Interest and other income decreased by $.3 million from $1.2 million in fiscal 1999 to $.9 million in fiscal 2000. Fiscal 2000 and fiscal 1999 include other income of $.8 million and $1.1 million, respectively, for a claim settlement pertaining primarily to the Company's purchase of electrodes during the years 1992 through 1997.

	Net Income. As a result of the above, net income decreased by $.7 million from $1.0 million in fiscal 1999 to $.3 million in fiscal 2000. As a percentage of net sales, net income decreased from .9% in fiscal 1999 to .3% in fiscal 2000.

Year Ended September 25, 1999 Compared with Year Ended September 26,
1998

Net Sales. Net sales for fiscal 1999 decreased by $4.1 million, or (3.7%), to $105.4 million from $109.5 million in fiscal 1998. The decrease in net sales is attributed to a 5.2% decline in average selling prices due to market price reductions, offset by an increase in tons shipped. Shipments increased by 1.5% from 240,300 tons in fiscal 1998 to 244,000 tons in fiscal 1999.

Cost of Goods Sold. Cost of goods sold for fiscal 1999 decreased
$2.6 million, or 2.6%, to $95.1 million from $97.7 million in fiscal 1998. As a percentage of net sales, cost of goods sold increased from 89.3% in fiscal 1998 to 90.3% in fiscal 1999. The decrease in cost of goods sold reflects a decrease in the per ton cost of tons shipped offset by the increase in tons shipped. The decrease in the per ton cost of tons shipped during fiscal 1999 as compared to fiscal 1998 resulted from lower scrap prices offset by higher conversion costs primarily due to lower production caused by equipment problems in the melt shop.

Gross Profit. As a result of the above, gross profit for fiscal 1999 decreased by $1.5 million from $11.7 million in fiscal 1998 to $10.2 million in fiscal 1999. As a percentage of net sales, gross profit decreased from 10.7% in fiscal 1998 to 9.7% in fiscal 1999.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, human resources, and other administrative departments. Selling and administrative expenses for fiscal 1999 increased $.6 million, or 8.8%, to $7.6 million from $7.0 million for fiscal 1998. As a percentage of net sales, such expenses increased from 6.4% for fiscal 1998 to 7.2% for fiscal 1999. The increase in selling and administrative expenses is due primarily to an increase in legal and professional fees and self-insured health care costs incurred during fiscal 1999. The increase in legal and professional fees is primarily due to legal and consulting fees related to the Company's electric service contract and a pending trade case with the Department of Commerce.

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

	Provision (Credit) for Income Taxes. The Company has recorded a tax provision of approximately $.6 million in fiscal 1999 as compared to a tax provision of approximately $.9 million in fiscal 1998 at an effective tax rate of 38% for both years. As of September 25, 1999 the Company has net deferred tax assets of $5.9 million, which is net of a $2.7 million valuation allowance. Included in the $8.6 million of gross deferred tax assets is $6.4 million of net operating tax loss carryforwards which expire in 2011. The realization of the deferred tax assets is dependent in part upon generation of sufficient future taxable income. Management has considered the levels of currently anticipated pre-tax income in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical pre-tax income levels, the nature of certain events which adversely affected operations in fiscal 1997, the results of operations for fiscal 1998 and 1999 and other factors, management believes it is more likely than not that the net deferred tax asset, after consideration of the valuation allowance which has been established, will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in future years if estimates of future taxable income during the carryforward period are reduced.

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



Liquidity and Capital Resources

	Cash flows from operating activities amounted to $2.6 million, $.7 million, and $6.2 million in fiscal 1998, 1999 and 2000, respectively. Fiscal 1998 operating cash flows reflect net income of $1.5 million, depreciation and amortization of $3.7 million, and the decrease in the net deferred tax asset of $1.0 million. Operating cash flows were negatively impacted by a $3.8 million increase in inventories. The increase in inventories is primarily attributed to an increase in finished goods inventory offset somewhat by a decrease in scrap inventory. The increase in finished goods inventory is due to lower than anticipated fourth quarter shipments in fiscal 1998 and lower than normal inventories in fiscal 1997 due to production problems.

	Fiscal 1999 operating cash flows reflect net income of $1.0 million, depreciation and amortization of $3.6 million and the decrease in the net deferred tax asset of $.7 million. Operating cash flows were negatively impacted by increases in accounts receivable and inventories of $2.1 million and $2.4 million, respectively. Also, operating cash flows were positively impacted by an increase of $1.2 million in trade accounts payable. The increase in inventories and accounts payable is primarily due to an increase in scrap and billet inventory. The increase in accounts receivable reflects the higher sales level in the latter part of fiscal 1999.

	Fiscal 2000 operating cash flows reflect net income of $.3 million and depreciation and amortization of $3.8 million. Operating cash flows were positively impacted by decreases in accounts receivable and inventories of $3.3 million and $1.1 million, respectively. Operating cash flows were negatively impacted by a $1.9 million decrease in trade accounts payable. The decrease in accounts receivable reflects the lower sales level in the latter part of fiscal 2000. The decrease in inventories is primarily due to a decrease in billet inventories and a decrease in the carrying value of finished good inventory offset by slightly higher scrap inventories. The decrease in the carrying value of finished goods inventory reflects the lower conversion costs in fiscal 2000. The decrease in accounts payable is due to timing of payments on open accounts.

	Cash flows used by investing activities consist of capital expenditures of $2.8 million in both fiscal 1998 and 1999. Cash flows provided by investing activities amounted to $7.2 million in fiscal 2000 and consisted of proceeds from the sale-leaseback transaction of $8.5 million offset by capital expenditures of $1.3 million.

	Cash flows provided from financing activities amounted to $.2 million and $2.2 million in fiscal 1998 and 1999, respectively. The $.2 million in fiscal 1998 reflects $.8 million in advances on the Company's line of credit facility offset by $.6 million used for the purchase of treasury stock. The $2.2 million in fiscal 1999 reflects $3.1 million in advances on the Company's line of credit facility offset by $1.0 million used to purchase treasury stock. Cash flows used in financing activities amounted to $4.9 million in fiscal 2000 and reflects the $4.9 million in net repayments on the Company's line of credit facility.

Working capital at September 30, 2000, was $23.9 million as compared to $15.7 million at September 25, 1999. The current ratio was 2.0 to 1.0 at September 30, 2000 as compared to 1.6 to 1.0 at September 25, 1999. The increase in working capital is primarily attributed to the $8.5 million in proceeds from the sale-leaseback of certain equipment combined with cash flow from operations.





	The Company completed its 500,000 share buyback program during fiscal 1998 and the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's common stock. During the fiscal year ended September 30, 2000, the Company repurchased 18,700 shares of its common stock leaving 60,515 authorized repurchase shares remaining.

The Company's primary ongoing cash requirements are for current capital expenditures and ongoing working capital requirements. In addition, principal payments on the unsecured senior notes commenced on November 1, 2000 and are due in equal annual installments over six years. The two sources for the Company's liquidity are internally generated funds and its bank credit facility. The Company has a $24.5 million unsecured bank credit facility which expires January 31, 2002. Borrowings are limited to defined percentages of eligible inventory and accounts receivable. As of September 30, 2000, the Company had $9.6 million outstanding and $8.6 million available under its line of credit. In addition, the Company had cash and cash equivalents of $8.7 million at September 30, 2000. The Company believes that the bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs.


Impact of Inflation and Changing Prices

While the Company has not experienced any material long-term adverse effects on operations in recent years because of inflation, margins have been affected by inflationary conditions. The Company's primary cost components are steel scrap, labor, and energy, all of which are susceptible to domestic inflationary pressures. Scrap costs are frequently influenced by supply and demand factors as well as general economic conditions. Finished product prices are influenced by nationwide economic trends and manufacturing capacity within the steel industry. While the Company has generally been successful in passing on cost increases through price increases, the effect of steel imports, market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company's ability to increase prices. See "Business - Competition and Other Market Factors," "Raw Materials," "Manufacturing Operation" and "Employees."


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

4.5	Amendment No. 1 to Amended and Restated Loan Agreement
between Registrant and National City Bank, Kentucky.
Filed as Exhibit 4.5 to Registrant's Form 10-Q No. 0-
22416, filed on February 11, 1997, and incorporated by reference herein.

4.6	Amendment No. 2 to Amended and Restated Loan Agreement
between Registrant and National City Bank, Kentucky.
Filed as Exhibit 4.6 to Registrant's Form 10-Q, No. 0-
22416, filed on February 9, 1998, and incorporated by reference herein.

     4.7 	Amendment No. 1 to Amended and Restated Export Financing
Agreement  between Registrant and National City Bank,
Kentucky.  Filed as Exhibit 4.7 to Registrant's Form 10-Q,
No. 0-22416, filed on February 9, 1998, and incorporated by reference herein.



    10.1	Transfer Agreement between NS Group, Inc., Kentucky
Electric Steel Corporation, and Registrant, filed as
Exhibit 10.2 to Registrant's Form 10-K for the fiscal year ended September 25, 1993, File No. 0-22416, and incorporated by reference herein.

    10.2	Tax Agreement between NS Group, Inc., Kentucky Electric
Steel Corporation and Registrant, filed as Exhibit 10.3 to
Registrant's Form 10-K for the fiscal year ended September
25, 1993, File No. 0-22416, and incorporated by reference herein.

    10.3	Form of Indemnification Agreement between Registrant and
Its Executive Officers and Directors, filed as Exhibit
10.4 to Amendment No. 1 to Registrant's Registration
Statement on Form S-1 (No. 33-67140), and incorporated by reference herein.*

    10.4	Registration Rights Agreement between Registrant and NS
Group, Inc., filed as Exhibit 10.7 to Registrant's Form
10-K for the fiscal year ended September 25, 1993, File
No. 0-22416, and incorporated by reference herein.

10.5	Kentucky Electric Steel, Inc. 1993 Employee Stock Option/
Restricted Stock Plan, filed on Registrant's Form S-8 (No.
33-77598), filed on April 12, 1994, and incorporated by reference herein.*

10.6	Kentucky Electric Steel, Inc. 1993 Transition Stock Option
Plan, filed on Registrant's Form S-8 (No. 33-77598), filed on April 12, 1994, and incorporated by reference herein.

    10.7	The Kentucky Electric Steel, Inc. Salary Continuation
Plan, effective June 7, 1994, as amended, for the benefit of the Company's eligible salaried employees, filed as Exhibit 10.8 to Registrant's Form 10-Q, File
No. 0-22416, filed on August 6, 1999, and incorporated by reference herein.*

    10.8 	The Kentucky Electric Steel, Inc. Executive Severance
Plan, effective June 7, 1994, as amended, for the benefit of the Company's eligible Executive Officers, filed as
Exhibit 10.9 to Registrant's Form 10-Q, File No. 0-22416, filed on August 6, 1999, and incorporated by reference herein.*

    10.9	Employment Agreements dated June 7, 1994, as amended,
between Kentucky Electric Steel, Inc. and its four
Executive Officers, filed as Exhibit 10.10 to Registrant's
Form 10-Q, file No. 0-22416, filed on August 6, 1999 and incorporated by reference herein.*

    10.10	Form of Salary Continuation Agreements entered into
between Kentucky Electric Steel, Inc. and its four
Executive Officers, filed as Exhibit 10.11 to Registrant's
Form 10-K for fiscal year ended September 25, 1999, File
No. 0-22416, and incorporated by reference herein.*

    10.11	The Kentucky Electric Steel, Inc. Key Employee Stock/Loan
Plan, effective February 2, 1995 for the benefit of the
Company's   Executive Officers, filed as Exhibit 10.14 to
Registrant's Form 10-Q, No. 0-22416, filed on February 9,
1995, and incorporated by reference herein.*



    10.12	Kentucky Electric Steel, Inc. 1994 Employee Stock Option/
Restricted Stock Plan, filed on Registrant's Form S-8 (No.
33-301218), filed on February 12, 1996, and incorporated by reference herein.*

    10.13	Rights Agreement between Kentucky Electric Steel, Inc. and
EquiServe Trust Company, N.A., dated as of September 1,
1999, filed  as Exhibit 4.8 to Registrant's Form 8-K, File
No. 0-22416, filed on September 14, 1999 and incorporated by reference herein.

10.14	The Kentucky Electric Steel, Inc. 1999 Share Plan for Non-
Employee Directors, filed as Exhibit 10.18 to Registrant's
Form 10-Q, No. 0-22416 filed on August 6, 1999 and incorporated by reference herein.*

10.15	Form of Promissory Note dated October 6, 1999, between
Kentucky Electric Steel, Inc. and its four executive officers, filed as Exhibit 10.19 to Registrant's From 10-K for the fiscal year ended September 25, 1999, File No. 0-
22416, and incorporated by reference herein.*

10.16	Form of Loan Forgiveness Agreement dated October 6, 1999,
between Kentucky Electric Steel, Inc. and its four executive officers, filed as Exhibit 10.20 to Registrant's
Form 10-K for the fiscal year ended September 25, 1999, File No. 0-22416, and incorporated by reference herein.*

10.17	Trust Under Certain Kentucky Electric Steel Salary
Continuation Agreements dated October 14, 1999, filed as
Exhibit 10.21 to Registrant's Form 10-K for the fiscal year ended September 25, 1999, File No. 0-22416, and incorporated by reference herein.*

10.18    Master Equipment Lease for Manufacturing Equipment dated
September 30, 2000 with Fifth Third Bank, Ohio Valley, filed herewith.

10.19    Master Equipment Lease for Manufacturing Equipment dated
September 30, 2000 with Fifth Third Bank, Ohio Valley, filed herewith.

    23	Consent of Arthur Andersen LLP

    27      Financial Data Schedule

     (b)    Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

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

                                       KENTUCKY ELECTRIC STEEL, INC.


December 8, 2000                    By:  \s\Charles C. Hanebuth
                                         Charles C. Hanebuth
                                         President, Chief Executive
                                         Officer and Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                         Title                      Date

\s\Charles C. Hanebuth       President, Chief Executive Officer    December 8,
2000
Charles C. Hanebuth            and Chairman


\s\William J. Jessie         Vice President, Secretary,            December 8,
2000
William J. Jessie              Treasurer and Chief Financial
                               Officer
                               (Principal Financial and
                               Accounting Officer)

\s\Clifford R. Borland       Director                              December 8,
2000
Clifford R. Borland

\s\Carl E. Edwards, Jr.      Director                              December 8,
2000
Carl E. Edwards, Jr.

\s\J. Marvin Quin, II        Director                              December 8,
2000
J. Marvin Quin, II

\s\David C. Struve           Director                              December 8,
2000
David C. Struve








KENTUCKY ELECTRIC STEEL, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



Financial Statements                                    Page(s)

Report of Independent Public Accountants ..............   F-1

Consolidated Balance Sheets - September 25, 1999 and
September 30, 2000 ....................................   F-2

Consolidated Statements of Operations - Years ended
September 26, 1998, September 25, 1999
and September 30, 2000 ................................   F-3

Consolidated Statements of Changes in Shareholders'
Equity - Years ended September 26, 1998, September 25,
1999, and September 30, 2000 ..........................   F-4

Consolidated Statements of Cash Flows - Years ended
September 26, 1998, September 25, 1999
and September 30, 2000 ................................   F-5

Notes to Consolidated Financial Statements ............   F-6


Financial Statement Schedule

      Report of Independent Public Accountants ..............   S-1

Schedule II  Valuation and Qualifying Accounts ........   S-2













4









REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Kentucky Electric Steel, Inc.:

	We have audited the accompanying consolidated balance sheets of Kentucky Electric Steel, Inc. (a Delaware corporation) and subsidiary as of September 25, 1999 and September 30, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Electric Steel, Inc. and subsidiary as of September 25, 1999 and September 30, 2000 and the results of its operations and its cash flows for each of the three years in the period ending September 30, 2000 in conformity with accounting principles generally accepted in the United States.





       Arthur Andersen LLP



Cincinnati, Ohio,
October 31, 2000















KENTUCKY ELECTRIC STEEL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)


                                                      September     September
                                                       25, 1999      30, 2000
                       ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                        $    184       $  8,688
     Accounts receivable, less allowance for
       doubtful accounts of $430 in 1999 and
       $685 in 2000                                     14,180         10,923
     Inventories                                        22,751         21,668
     Operating supplies and other current assets         5,294          5,295
     Refundable income taxes                               315            175
     Deferred tax assets                                   683          1,028
                                                       -------        -------
          Total current assets                          43,407         47,777
                                                       -------        -------
   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                  4,621          5,604
     Machinery and equipment                            45,324         34,833
     Construction in progress                            2,470            946
     Less - accumulated depreciation                   (18,307)       (17,387)
                                                       -------        -------
          Net property, plant and equipment             34,108         23,996
                                                       -------        -------
   DEFERRED TAX ASSETS                                   5,253          4,636
                                                       -------        -------
   OTHER ASSETS                                            173            545
                                                       -------        -------
          Total assets                                $ 82,941       $ 76,954

        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit                       $ 14,510       $  9,572
     Accounts payable                                    9,066          7,193
     Accrued liabilities                                 3,988          3,630
     Current portion of long-term debt                     125          3,458
                                                       -------        -------
          Total current liabilities                     27,689         23,853
                                                       -------        -------
   LONG-TERM DEBT                                       20,000         16,667
                                                       -------        -------
   DEFERRED GAIN FROM SALE-LEASEBACK                      -               822
                                                       -------        -------
          Total liabilities                             47,689         41,342
                                                       -------        -------
   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued                -              -
     Common stock, $.01 par value, 15,000,000 shares
       authorized 5,003,874 and 5,022,544 shares
       issued, respectively                                 50             50
     Additional paid-in capital                         15,728         15,778
     Less treasury stock - 932,581 and 951,281
       shares at cost, respectively                     (4,272)        (4,309)
     Deferred compensation                                 (30)          -
     Retained earnings                                  23,776         24,093
                                                       -------        -------
          Total shareholders' equity                    35,252         35,612
                                                       -------        -------
          Total liabilities and shareholders' equity  $ 82,941       $ 76,954





See notes to consolidated financial statements



KENTUCKY ELECTRIC STEEL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)


                                             Year Ended
                                September    September    September
                                 26, 1998     25, 1999     30, 2000

NET SALES                        $109,456     $105,389     $113,605
COST OF GOODS SOLD                 97,720       95,140      103,903
                                  -------      -------      -------
       Gross profit                11,736       10,249        9,702

SELLING AND ADMINISTRATIVE
  EXPENSES                          7,011        7,627        7,573
                                  -------      -------      -------
       Operating income             4,725        2,622        2,129

INTEREST EXPENSE                   (2,395)      (2,274)      (2,528)
INTEREST INCOME AND OTHER              80        1,234          911
                                  -------      -------      -------
       Income before
         income taxes               2,410        1,582          512

PROVISION FOR INCOME TAXES            916          604          195
                                  -------      -------      -------
       Net income                $  1,494     $    978     $    317

NET INCOME PER COMMON SHARE
  -  BASIC AND DILUTED           $    .32     $    .24     $    .08


WEIGHTED AVERAGE SHARES
  OUTSTANDING -  BASIC          4,624,671    4,085,480    4,074,463


WEIGHTED AVERAGE SHARES
  OUTSTANDING -  DILUTED        4,630,920    4,089,219    4,074,463






















See notes to consolidated financial statements


KENTUCKY ELECTRIC STEEL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Years in the Period Ended
September 30, 2000


(Dollars in Thousands)

                                         Addi-                        De-
                                         tional                     ferred
                          Common Stock   Paid-In    Treasury Stock  Compen-
Retained
                         Shares  Amount  Capital   Shares    Amount sation
Earnings  Total

BALANCE, Sept. 27, 1997 4,977,988   50   15,665  (350,976)  (2,638)  (170)
21,304  34,211
  Tax effect of
    restricted stock
    recognized differ-
    ently for financial
    eporting and tax
    purposes                 -       -      (42)     -         -       -       -
(42)
  Amortization of
    deferred comp-
    ensation                 -       -     -         -         -       97      -
97
  Issuance of stock         7,949    -       48      -         -       -       -
48
  Purchases of treasury
    stock                    -       -     -     (176,020)    (616)    -       -
(616)
  Net income                 -       -     -         -         -       -
1,494   1,494
                        ---------   --   ------   -------    -----    ---    ---
---  ------

BALANCE, Sept. 26, 1998 4,985,937  $50  $15,671  (526,996) $(3,254)  $(73)
$22,798 $35,192
  Amortization of
    deferred comp-
    ensation                 -       -     -         -         -       43      -
43
  Issuance of Stock        17,937    -       57      -         -       -       -
57
  Purchases of treasury
    stock                    -       -     -     (405,585)  (1,018)    -       -
(1,018)
  Net income                 -       -     -         -         -       -
978     978
                        ---------   --   ------   -------    -----    ---    ---
---  ------

BALANCE, Sept. 25, 1999 5,003,874  $50  $15,728  (932,581) $(4,272)  $(30)
$23,776 $35,252
  Amortization of
    deferred comp-
    ensation                 -       -     -         -         -       30      -
30
  Issuance of Stock        18,670    -       50      -         -       -       -
50
  Purchases of treasury
    stock                    -       -     -      (18,700)     (37)    -       -
(37)
  Net income                 -       -     -         -         -       -
317     317
                        ---------   --   ------   -------    -----    ---    ---
---  ------


BALANCE, Sept. 30, 2000 5,022,544  $50  $15,778  (951,281) $(4,309)  $ -
$24,093 $35,612

















See notes to consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)


                                                Year Ended
                                       September  September  September
                                        26, 1998   25, 1999   30, 2000

Cash Flows From Operating Activities:
  Net income                             $ 1,494   $   978    $   317
  Adjustments to reconcile net income
    to net cash flows from
    operating activities:
      Depreciation and amortization        3,683     3,636      3,827
      Change in deferred taxes             1,169       737        617
      Change in other                       (154)       23       (430)
      Changes in current assets and
        current liabilities:
          Accounts receivable               (460)   (2,143)     3,257
          Insurance claim receivable         900      -          -
          Inventories                     (3,825)   (2,388)     1,083
          Operating supplies and other
            current assets                  (404)      (88)        (1)
          Refundable income taxes            900      (315)       140
          Deferred tax assets               (191)      (35)      (345)
          Accounts payable                  (611)    1,153     (1,873)
          Accrued liabilities                134       154       (358)
          Environmental liabilities         -         (982)      -
                                          ------    ------     ------
Net cash flows from operating activities   2,635       730      6,234
                                          ------    ------     ------
Cash Flows From Investing Activities:
  Capital expenditures                    (2,806)   (2,848)    (1,341)
  Proceeds from sale-leaseback              -         -         8,536
                                          ------    ------     ------
Net cash flows from investing activities  (2,806)   (2,848)     7,195
                                          ------    ------     ------
Cash Flows From Financing Activities:
  Net advances on line of credit             762     3,113     (4,938)
  Issuance of common stock                    48        57         50
  Purchases of treasury stock               (616)   (1,018)       (37)
                                          ------    ------     ------
Net cash flows from financing activities     194     2,152     (4,925)
                                          ------    ------     ------
Net increase in cash
  and cash equivalents                        23        34      8,504
Cash and Cash Equivalents -
  Beginning of Period                        127       150        184
                                          ------    ------     ------
Cash and Cash Equivalents -
  End of Period                          $   150   $   184    $ 8,688

Interest Paid, net of amount
  capitalized                            $ 2,371   $ 2,262    $ 2,472

Income Taxes Paid                        $   200   $   216    $    80





See notes to consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)	Nature of Operations

	Kentucky Electric Steel, Inc. (KESI or the Company), a
Delaware corporation, owns and operates a steel mini-mill near
Ashland, Kentucky. The Company manufactures special bar quality alloy and carbon steel bar flats to precise customer specifications for sale in a variety of niche markets.


(2)	Summary of Significant Accounting Policies

	Principles of Consolidation
	The consolidated financial statements include the accounts of Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, which was formed in October 1996 to finance the ladle metallurgy facility. All significant intercompany accounts and transactions have been eliminated.

	Accounting Estimates
	The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

	Reclassifications
	Certain reclassifications of previously reported amounts have been made to conform with current classifications.

 	Cash and Cash Equivalents
	Cash includes currency on-hand and deposits with financial institutions. Cash equivalents consist of investments with original maturities of three months or less. Amounts are stated at cost, which approximates market value. Cash and cash equivalents as of September 30, 2000 includes the proceeds from the sale-leaseback transaction.

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

	Derivative and Hedging Activities
	In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 effective as of the beginning of the first quarter of fiscal 2001. The Company does not currently have any derivative financial instruments; therefore, SFAS No. 133 does not currently apply.

	Fiscal Year End
	The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks, however, the fiscal year ending September 30, 2000 consists of fifty-three weeks.


(3)	Inventories

	Inventories at September 25, 1999 and September 30, 2000 consist of the following ($000's):
                                              1999         2000
        Raw materials                       $ 2,824      $ 3,181
        Semi-finished and finished goods     19,927       18,487
        Total inventories                   $22,751      $21,668


(4)	Accrued Liabilities

	Accrued liabilities at September 25, 1999 and September 30, 2000 consist of the following ($000's):
                                                      1999      2000
     Accrued payroll and related liabilities       $ 1,498   $ 1,293
     Accrued insurance and workers' compensation       945       880
     Accrued interest payable                          714       770
     Other                                             831       687
                                                   $ 3,988   $ 3,630



(5)	Long-Term Debt

	Long-term debt of the Company at September 25, 1999 and September 30, 2000 consists of the following ($000's):

                                                   1999         2000
      Unsecured senior notes, due in equal
        annual installments from November
        2000 through 2005, interest at 7.66%    $ 20,000      $20,000
      Other                                          125          125
                                                  20,125       20,125
      Less - Current portion                        (125)      (3,458)
                                                $ 20,000      $16,667

	Principal payments on the unsecured senior notes commenced on November 1, 2000 and are due in equal annual installments over six years. These notes bear interest at a fixed rate of 7.66% per annum, with interest paid semi-annually.

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

	As of September 30, 2000, approximately $9.6 million was outstanding under the bank credit facility, approximately $1.3 million was utilized to collateralize various letters of credit and $8.6 million was available for additional borrowings. The weighted average interest rates on short-term borrowings as of September 25, 1999 and September 30, 2000 were 7.1% and 8.2%, respectively.

	The estimated fair value of the Company's unsecured senior notes is estimated using discounted cash flow analysis, based upon the estimated market rate as of September 30, 2000. The fair value of the unsecured senior notes was approximately $19.8 million as of September 30, 2000 and $19.7 million as of September 25, 1999.


(6)    Sale-Leaseback Transaction

	In September 2000, the Company entered into a sale-leaseback transaction for its ladle metallurgy facility and certain other of its machinery and equipment for approximately $8.5 million, resulting in a deferred gain of $.8 million, to be amortized over the term of the lease.

	The Company has an early buyout option for a certain portion of the leased assets at the end of 5 years, and another early buyout option for all the leased assets at the end of 6-1/2 years at an amount approximating the estimated fair value of the assets. The Company also has a purchase option at the end of the lease term at an amount equal to the equipment's then fair market value. If the purchase option is not exercised, the lease automatically renews for a term and rate to be negotiated by the Company and the lessor. The lease has been accounted for as an operating lease. The future minimum lease payments are as follows ($000's):



2001 $1,328
2002  1,448
2003  1,360
2004  1,297
2005  1,275
thereafter	 2,520
Total	$9,228


(7)	Significant Customers and Foreign Sales

	The Company grants trade credit to customers within the markets it serves. Sales to the leaf-springs suspension market represented 14.2%, 12.5%, and 16.7% of total sales for fiscal 1998, 1999 and 2000, respectively.

	One company, through several wholly-owned subsidiaries, which are customers of the Company, represented 10.4%, 13.5%, and 11.2% of net sales in fiscal 1998, 1999, and 2000, respectively. Another customer, through two wholly-owned subsidiaries, which are customers of the Company, accounted for 10.4%, 11.0%, and 8.0% of net sales in fiscal 1998, 1999, and 2000, respectively. No other customer accounted for more than 10% of net sales.

	The Company's foreign sales represented 7.5%, 8.6%, and 12.7% of total sales for 1998, 1999 and 2000, respectively.


(8)	Income Taxes

 	The provision for income taxes consists of the following
($000's):
                                         1998      1999      2000
          Current:
            Federal                   $   200    $  (98)    $ (76)
            State                          -         -         -
                                          200       (98)      (76)
          Deferred:
            Federal                       596       626       249
            State                         120        76        22
                                          716       702       271
          Total provision
            for income taxes          $   916    $  604     $ 195

	The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons ($000's):

                                         1998      1999      2000

      Income tax provision at
        Statutory tax rate of 34%     $   819     $ 538     $ 174
      State income taxes, net of
        federal effect                     64        50        15
      Other, net                           33        16         6
                                      $   916     $ 604     $ 195


	The components of the net deferred tax asset at September 25, 1999 and September 30, 2000 are as follows ($000's):




                                          Sept. 25,    Sept. 30,
                                            1999         2000
      Deferred tax components:
        Property, plant and equipment     $(1,562)     $(1,671)
        Intangibles                         2,314        1,684
        AMT credit carryforwards            1,038          992
        NOL carryforward                    6,405        5,362
        Other                                 422        1,978
                                            8,617        8,345
        Valuation allowance                (2,681)      (2,681)

           Net deferred tax assets        $ 5,936      $ 5,664


	For Federal income tax purposes the Company has alternative minimum tax credit carryforwards of approximately $1.0 million, which are not limited by expiration dates. The Company also has gross operating tax loss carryforwards of approximately $15.8 million, which expire beginning in 2011. The Company has recorded deferred tax assets related to these carryforwards.

	The realization of deferred tax assets is dependent in part upon generation of sufficient future taxable income. Management has considered the levels of currently anticipated pre-tax income in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical pre-tax income levels, the results of operations for fiscal 1998, 1999 and 2000, and other factors, management believes it is more likely than not that the net deferred tax asset, after consideration of the valuation allowance which has been established, will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.


(9)	Profit Sharing Plans

	The Company has established profit sharing plans for its bargaining unit (hourly) and salaried employees. Generally, the plans require mandatory contributions of five percent of pretax profits (with a guaranteed minimum based on hours worked) for the hourly employees, and an additional discretionary contribution set by the Board of Directors for salaried employees. Expense for contributions was approximately $226,000, $219,000 and $225,000 in fiscal 1998, 1999 and 2000, respectively.


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











                      For the Year Ended         For the Year Ended
                      September 26, 1998         September 25, 1999
                                       Per                       Per
                                      Share                     Share
                    Income  Shares    Amount   Income  Shares   Amount
Amounts for Basic
  Earnings -
  Per Share        $ 1,494  4,624,671 $ .32   $ 978   4,085,480  $.24

Effect of Dilutive
  Securities Options   -        6,249    -       -        3,739    -

Amounts for Diluted
  Earnings
  Per Share        $ 1,494  4,630,920 $ .32   $ 978   4,089,219  $.24







	                        For the Year Ended
                              September 30, 2000
                                                  Per
                                                 Share
                         Income      Shares     Amount
Amounts for Basic
  Earnings Per Share     $  317     4,074,463    $.08

Effect of Dilutive
  Securities Options         -           -         -

Amounts for Diluted
  Earnings Per Share     $  317     4,074,463    $.08

The following options were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the applicable period:

					       1998        1999        2000

	Transition stock options      92,335	56,061	50,951
	Employee stock options	     301,976     378,668     561,052
					     394,311     434,729     612,003

See Note 11 for further information regarding options outstanding.


(11)	Stock Option/Restricted Stock Plan

	The Company has Employee Stock Option/Restricted Stock Plans which provide shares of common stock for awards to eligible employees in the form of stock options and restricted stock. Awards under the Plans may be made to any officer or other key employees of the Company. The options become exercisable on a pro rata basis over a period of four years beginning one year after the grant date, except for options issued in conjunction with the initial public offering, which became exercisable over a three-year period, which began upon approval by the stockholders of the 1993 Employee Stock Option/Restricted Stock Plan in February 1994. All unexercised options expire ten years after the date of grant. Option prices range from $2.53 to $12.31 per share.

	The Plans also provide for the issuance of restricted stock. The restricted shares vest three years after the grant date. During 1994 in connection with the initial public offering, 18,000 restricted shares were granted and issued, and vested on a pro rata basis over a period of four years beginning one year after the grant date. Compensation expense of $53,000, $0, and $0 was recognized in fiscal 1998, 1999 and 2000, respectively, as a result of amortization of restricted stock grants over the vesting periods. The unamortized portion of the restricted stock is reflected in deferred compensation and was $53,000 as of September 27, 1997. The restricted stock was fully amortized as of September 26, 1998.

	A summary of transactions in the above plans for fiscal 1999 and 2000 are as follows:

                                    1999                  2000
                                       Weighted-            Weighted-
                                        Average              Average
                              Stock    Exercise     Stock   Exercise
                             Options     Price     Options    Price
  Options outstanding,
    beginning of year        386,668    $ 9.15     469,860   $ 7.97
  Options granted             91,192      3.03      91,192     2.53
  Options forfeited           (8,000)     8.66        -         -
  Options outstanding,
    end of year              469,860    $ 7.97     561,052   $ 7.09
  Options exercisable,
    end of year              318,022    $ 9.72     380,916   $ 8.99
  Restricted shares granted     -                     -
  Options and restricted
    shares available
    for grant                191,041                99,849


	The 1993 Transition Stock Option Plan (the "Transition Plan") was approved by the shareholders in 1994. The Transition Plan was designed to substitute KESI stock options for previously issued NS Group stock options. KESI incentive stock options for 186,539 shares of Common Stock were issued in 1994, with exercise prices varying from $8.76 per share to $20.86 per share. A summary of transactions in the plan for fiscal 1999 and 2000 are as follows:

                                    1999                 2000
                                       Weighted-            Weighted-
                                        Average              Average
                              Stock    Exercise     Stock   Exercise
                             Options     Price     Options    Price

  Options outstanding,
    beginning of year         92,335    $10.84      56,061   $ 8.93
  Options granted               -          -          -         -
  Options forfeited           (6,340)    11.01      (4,755)    8.88
  Options expired            (29,934)    14.40        (355)   19.57
  Options outstanding,
    end of year               56,061    $ 8.93      50,951   $ 8.86
  Options exercisable,
    end of year               56,061    $ 8.93      50,951   $ 8.86

	The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations. Under this method, no compensation cost has been recognized for the Company's Employee Stock Option Plan for fiscal years 1998, 1999, and 2000. Had compensation cost for the stock option plans been determined based on the fair value of the options at the grant dates, under those plans consistent with the fair value method, pro forma net income and basic and diluted earnings per share would have been net income of $1.4 million and $.30 per share for fiscal 1998, net income of $.9 million or $.21 per share for fiscal 1999, and net income of $.2 million and $.05 per share for fiscal 2000. The weighted-average fair value of options granted in fiscal 1999 and 2000 was $1.64 and $1.48 per share, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions: weighted average risk free interest rate of 5.1% for fiscal 1999 and 6.78% for fiscal 2000, weighted average volatility of 39.4% for fiscal 1999 and 40.4% for fiscal 2000, expected life of eight years and zero dividends. The Company did not grant any options in fiscal 1998.

	The following table summarizes information about stock options outstanding at September 30, 2000 under the Employee Stock
Option/Restricted Stock Plans and the Transition Plan:

                               Options Outstanding             Options
Exercisable
                                   Weighted-
                                   Average      Weighted-
Weighted-
                         Number    Remaining    Average        Number
Average
      Range of        Outstanding  Contractual  Exercise     Exercisable
Exercise
    Exercise Prices    at 9/30/00    Life        Price       at 9/30/00
Price
    Employee Stock Option/Restricted Stock Plans:
    $ 2.53 -  3.03      182,384    8.86 Years    $ 2.78         22,797     $
3.03
      5.56 -  7.63      161,884    6.11 Years      6.57        141,335
6.72
      9.13 - 12.31      216,784    3.98 Years     11.10        216,784
11.10
    $ 2.53 - 12.31      561,052    6.18 Years    $ 7.09        380,916     $
8.99

    Transition Plan:
    $ 8.76 -  9.05       50,951    1.87 Years    $ 8.86         50,951     $
8.86
    $ 8.76 -  9.05       50,951    1.87 Years    $ 8.86         50,951     $
8.86

	The Company has a key employees' stock loan plan which provides for the granting of loans to eligible employees for the purchase of the Company's common stock in the open market. Under the terms of the plan, the loans are forgiven, and the related amounts expensed, on a pro-rata basis over a five-year period of service beginning at the date of grant. The unamortized balance due from eligible employees under the plan is reflected as deferred compensation and shown as a reduction of shareholders' equity and was approximately $30,000 and $0 as of September 25, 1999 and September 30, 2000, respectively. In fiscal 1999 and 2000, the Company recognized approximately $43,000 and $30,000 respectively of compensation expense related to the plan.

	During 1997, the Board of Directors established the Kentucky Electric Steel, Inc. Share Plan for Non-Employee Directors (the "Plan"), which provides for the issuance of stock in lieu of cash for director services. Under the Plan, 25,000 shares were authorized for issuance. In May 1999, the Board of Directors approved the 1999 Share Plan for Non-Employee Directors, which authorized 25,000 of additional shares to be used for Directors' compensation. The Plan provides for issuance of common stock for at least 60% of the fees payable with respect to the applicable meeting for each Non-Employee Director. During fiscal 1999, 17,937 shares were issued at stock prices ranging from $2.91 to $3.41 per share. During fiscal 2000, 18,670 shares were issued at stock prices ranging from $1.97 to $3.72.


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

	The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, environmental and other matters, which seek remedies or damages. Costs to be incurred in connection with environmental matters are accrued when the prospect of incurring costs for testing or remedial action is deemed probable and such amounts can be estimated. The Company has no recorded reserves for environmental matters as of September 30, 2000. However, new information or developments with respect to known matters or unknown conditions could result in the recording of accruals in the periods in which they become known. The Company believes that any liability that may ultimately be determined with respect to commercial, product liability, environmental or other matters will not have a material effect on its financial condition or results of operations.


(14)  Quarterly Financial Data (Unaudited)

	Quarterly results of operations (in thousands, except share and per share amounts) for fiscal 1999 and fiscal 2000 are as follows:

                                      First       Second        Third
Fourth
                                     Quarter      Quarter      Quarter
Quarter
     1999

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
4,080,212

    2000

     Net sales                     $  29,029     $  29,448    $  30,629    $
24,499
     Gross profit                  $   1,619     $   3,058    $   3,246    $
1,779
     Net income (loss)             $    (620)    $     362    $     920    $
(345)
     Net income (loss) per
       common share -
       basic and diluted           $    (.15)    $     .09    $     .23    $
(.08)
     Weighted average shares
       outstanding - basic         4,073,979     4,077,771    4,075,760
4,070,405
     Weighted average shares
       outstanding - diluted       4,073,979     4,077,771    4,075,760
4,070,405



F-1








REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Kentucky Electric Steel, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Kentucky Electric Steel, Inc.'s annual report on Form 10-K, and have issued our report thereon dated October 31, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



      Arthur Andersen LLP


Cincinnati, Ohio,
October 31, 2000




























S-1





                                                           SCHEDULE II



KENTUCKY ELECTRIC STEEL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)


                                         Reserves Deducted
                                                      from Assets in
                                                       Balance Sheets
                                                      Allowance for
                                                         Doubtful
                                                       Accounts (1)



  BALANCE, September 27, 1997 .......................       470
    Additions:
      Charged to costs and expenses .................       (10)
    Deductions:
      Net charge-off of accounts deemed uncollectible        -
                                                            ---
  BALANCE, September 26, 1998 .......................    $  460
    Additions:
      Charged to costs and expenses .................       (30)
    Deductions:
      Net charge-off of accounts deemed uncollectible        -
                                                            ---
  BALANCE, September 25, 1999 .......................    $  430
    Additions:
      Charged to costs and expenses .................       324
    Deductions:
      Net charge-off of accounts deemed uncollectible       (69)
                                                            ---
  BALANCE, September 30, 2000 .......................    $  685











(1) Deducted from accounts receivable.
















S-2