Form 10-Q
period 2000-12-30
KENTUCKY ELECTRIC STEEL INC /DE/
filed 2001-02-01
CIK 910394

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 30, 2000

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


	YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2001, is as follows:

4,072,818 shares of voting common stock, par value $.01 per share.















	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


	TABLE OF CONTENTS



    											Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

 	      Condensed Consolidated Balance Sheets .............     3

            Condensed Consolidated Statements of Operations ...     4

            Condensed Consolidated Statements of Cash Flows ...     5

            Notes to Condensed Consolidated Financial
        Statements  .....................................   6-8

   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations .............  9-11


   Item 3 - Qualitative and Quantitative Disclosures about
        Market Risk .....................................    11


PART II.    OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K ..................    12


            SIGNATURES  .......................................    13























KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

                                                         Dec. 30,    Sept. 30,
                      ASSETS                               2000         2000
CURRENT ASSETS
    Cash and cash equivalents                           $  4,160     $  8,688
    Accounts receivable, less allowance for doubtful
      accounts and claims of $655 at December 30,
      2000 and $685 at September 30, 2000                  7,790       10,923
    Inventories                                           21,302       21,668
    Operating supplies and other current assets            5,965        5,295
    Refundable income taxes                                  175          175
    Deferred tax assets                                      944        1,028
                                                         -------      -------
      Total current assets                                40,336       47,777
                                                         -------      -------
  PROPERTY, PLANT AND EQUIPMENT
    Land and buildings                                     5,669        5,604
    Machinery and equipment                               34,800       34,833
    Construction in progress                               1,034          946
    Less - accumulated depreciation                      (18,054)     (17,387)
                                                         -------      -------
       Net property, plant and equipment                  23,449       23,996
                                                         -------      -------
  DEFERRED TAX ASSETS                                      5,460        4,636
                                                         -------      -------
  OTHER ASSETS                                               517          545
                                                         -------      -------
       Total assets                                     $ 69,762     $ 76,954

        LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Advances on line of credit                          $ 11,544     $  9,572
    Accounts payable                                       3,925        7,193
    Accrued liabilities                                    2,319        3,630
    Current portion of long-term debt                      3,458        3,458
                                                         -------      -------


        Total current liabilities                         21,246       23,853
                                                         -------      -------


 LONG-TERM DEBT                                           13,333       16,667
                                                         -------      -------
 DEFERRED GAIN FROM SALE-LEASEBACK                           792          822
                                                         -------      -------
        Total liabilities                                 35,371       41,342
                                                         -------      -------
 SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
     shares authorized, no shares issued                    -            -
   Common stock, $.01 par value, 15,000,000
     shares authorized 5,024,099 and 5,022,544
     share issued, respectively                               50           50
   Additional paid-in capital                             15,781       15,778
   Less treasury stock - 951,281 and 951,281
     shares at cost, respectively                         (4,309)      (4,309)
   Retained earnings                                      22,869       24,093
                                                         -------      -------
        Total shareholders' equity                        34,391       35,612
                                                         -------      -------
        Total liabilities and shareholders' equity      $ 69,762     $ 76,954

See notes to condensed consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)


                                              Three Months Ended
                                           Dec. 30,        Jan. 1,
                                             2000            2000


NET SALES                                 $  16,202       $  29,029
COST OF GOODS SOLD                           15,929          27,410
                                            -------         -------



       Gross profit                             273           1,619

SELLING AND ADMINISTRATIVE EXPENSES           1,857           1,970
                                            -------         -------

       Operating loss                        (1,584)           (351)

INTEREST INCOME AND OTHER                       137              20
INTEREST EXPENSE                               (516)           (670)
                                            -------         -------


       Loss before income taxes              (1,963)         (1,001)

CREDIT FOR INCOME TAXES                        (739)           (381)
                                            -------         -------

       Net loss                            $ (1,224)       $   (620)

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                        $   (.30)       $   (.15)

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC                                   4,072,476       4,073,979

WEIGHTED AVERAGE SHARES OUTSTANDING -
  DILUTED                                 4,072,476       4,073,979

























See notes to condensed consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)


                                               Three Months Ended
                                             Dec. 30,       Jan. 1,
                                               2000          2000

Cash Flows From Operating Activities:
  Net loss                                   $ (1,224)     $   (620)
  Adjustments to reconcile net
    loss to net cash flows from
    operating activities:
      Depreciation and amortization               671         1,022
      Change in deferred taxes                   (824)         (371)
      Change in other assets                       13          (469)
      Change in current assets and current
        liabilities:
          Accounts receivable                   3,179         1,795
          Inventories                             366         1,576
          Operating supplies and other
            current assets                       (670)         (715)
          Refundable income taxes                -              185
          Deferred tax assets                      84           (10)
          Accounts payable                     (3,268)         (717)
          Accrued liabilities                  (1,311)       (1,245)
                                              -------       -------
          Net cash flows from operating
            activities                         (2,984)          431
                                              -------       -------
Cash Flows From Investing Activities:
  Capital expenditures                           (185)         (213)
                                              -------       -------
          Net cash flows from investing
            activities                           (185)         (213)
                                              -------       -------
Cash Flows From Financing Activities:
  Net advances on line of credit                1,972           267
  Repayments on long-term debt                 (3,334)         -
  Issuance of common stock                          3            15
                                              -------       -------
          Net cash flows from financing
            activities                         (1,359)          282
                                              -------       -------
          Net increase (decrease) in cash
            and cash equivalents               (4,528)          500

Cash and Cash Equivalents at Beginning
  of period                                     8,688           184
                                              -------       -------
Cash and Cash Equivalents at End of Period   $  4,160      $    684

Interest Paid                                $    920      $    996

Income Taxes Paid                            $    -        $    -





See notes to condensed consolidated financial statements
KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements represent Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company (collectively the Company). All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 30, 2000, are not necessarily indicative of the results that may be expected for the year ending September 29, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

(2)  Accounting Policies

     Fiscal Year End
The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks; however, the fiscal year ended September 30, 2000 has fifty-three weeks. The first quarter of fiscal 2001 consists of thirteen weeks as compared to fourteen weeks for the first quarter of fiscal 2000.

	Reclassification
	Certain reclassifications of previously reported amounts have been made to conform with current classifications.

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

	Derivative and Hedging Activities
	In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 effective as of the beginning of the first quarter of fiscal 2001. The Company does not currently have any derivative financial instruments; therefore, SFAS No. 133 does not apply.




(3)  Inventories

Inventories at December 30, 2000 and September 30, 2000 consist of the following ($000's):

                                        Dec. 30,        Sep. 30,
                                     2001            2000
   Raw materials                        $  3,651        $  3,181
   Semi-finished and finished goods       17,651          18,487
   Total inventories                    $ 21,302        $ 21,668


(4)	Earnings Per Share

	The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                      For the Three              For the Three
                                      Months Ended               Months Ended
                                    December 30, 2000           January 1, 2000
                                                  Per                        Per
                                  Net            Share       Net            Share
                                 Loss  Shares    Amount     Loss    Shares  Amount
Basic Loss Per Share
  Loss available to
    common stockholders       $(1,224) 4,072,476   $(.30)  $(620)  4,073,979  $(.15)
Effect of Dilutive Securities
  Options                        -          -         -       -         -        -
Diluted Loss Per Share
  Loss available to
    common stockholders
    plus assumed conversions  $(1,224) 4,072,476   $(.30)  $(620)  4,073,979  $(.15)

	The following options were not included in the computation of diluted loss per share because to do so would have been antidilutive for the applicable period:

                              December 30, 2000   January 1, 2000
	Transition stock options         49,590               55,187
	Employee stock options          561,052              469,860
	                                610,642              525,047


(5) Involuntary Conversion Due to Fire

	The Company experienced a fire which destroyed an auxiliary building and certain equipment during the first quarter of fiscal 2001. This fire did not interrupt the Company's operations. Management believes that the resulting damage will be covered by the Company's insurance carrier, subject to a $100,000 deductible. The net book value of the assets destroyed was approximately $46,000 and the Company incurred approximately $51,000 in additional expenses associated with the fire. In anticipation of receipt of insurance proceeds, the Company has recorded a receivable of $97,000 at December 30, 2000. The Company is currently working with its insurance carrier to determine the extent of the damage and the amount of reimbursement which will include the construction of a new building. The Company expects to resolve this matter during the second quarter of fiscal 2001.




 (6)  Commitments and Contingencies

	The Company has various commitments for the purchase of materials, supplies and energy arising in the ordinary course of business.

	The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and other matters, which seek remedies or damages. Costs to be incurred in connection with environmental matters are accrued when the prospect of incurring costs for testing or remedial action is deemed probable and such amounts can be estimated. The Company has no recorded reserves for environmental matters as of December 30, 2000. However, new information or developments with respect to known matters or unknown conditions could result in the recording of accruals in the periods in which they become known. The Company believes that any liability that may ultimately be determined with respect to commercial, product liability, environmental or other matters will not have a material effect on its financial condition or results of operations.


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

	The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks; however, the fiscal year ended September 30, 2000 has fifty-three weeks. The first quarter of fiscal 2001 consists of thirteen weeks as compared to fourteen weeks for the first quarter of fiscal 2000.

Net Sales. Net sales decreased $12.8 million (44.2%) in the first quarter of fiscal 2001 to $16.2 million, as compared to $29.0 million for the first quarter of fiscal 2000. The decrease in net sales is attributed to a 42.4% decrease in tons shipped and, to a much lesser extent, a 3.1% decrease in the average selling price. The decrease in shipments was due to customer inventory adjustments and a significant softening in demand. Also, the first fiscal quarter of 2000 consisted of fourteen weeks as compared to thirteen weeks for the first fiscal quarter of 2001 (as discussed above), which favorably impacted shipments for the first fiscal quarter of 2000. The decrease in average selling price is primarily attributed to a change in product mix.

Cost of Goods Sold. Cost of goods sold decreased $11.5 million
(41.9%) in the first quarter of fiscal 2001 to $15.9 million, as compared to $27.4 million for the first quarter of fiscal 2000. As a percentage of net sales, cost of goods sold increased from 94.4% for the first quarter of fiscal 2000 to 98.3% for the first quarter of fiscal 2001. The decrease in cost of goods sold for the first quarter of fiscal 2001 from the comparable period in fiscal 2000 is due to the decrease in shipments (as discussed above) and, to a lesser extent, a small increase in per ton manufacturing costs. The increase in per ton manufacturing costs reflects lower production levels and higher energy costs offset largely by lower raw material costs. The increase in cost of goods sold as a percentage of net sales for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 is due to the decrease in average selling price (as discussed above) and to the increase in per ton manufacturing costs.

Gross Profit. As a result of the above, the first quarter of fiscal 2001 reflected gross profit of $.3 million as compared to a gross profit of $1.6 million for the first quarter of fiscal 2000. As a percentage of net sales, gross profit decreased from 5.6% for the first quarter of fiscal 2000 to 1.7% for the first quarter of fiscal 2001.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses decreased by $.1 million for the first quarter of fiscal 2001 as compared to the same period in fiscal 2000. As a percentage of net sales, such expenses increased from 6.8% for the first quarter of fiscal 2000 to 11.5% for the first quarter of fiscal 2000. The increase in selling and administrative expenses as a percentage of net sales is attributed to the decrease in net sales in the first quarter of fiscal 2001.

Operating Loss. For the reasons described above, operating loss increased by $1.2 million from an operating loss of $.4 million in the first quarter of fiscal 2000 to an operating loss of $1.6 million in the first quarter of fiscal 2001. As a percentage of net sales, operating loss increased from (1.2%) in the first quarter of fiscal 2000 to (9.8%) in the first quarter of fiscal 2001.

Interest Expense. Interest expense decreased by $.2 million for the three months ended December 30, 2000 from $.7 million for the first quarter of fiscal 2000 to $.5 million for the first quarter of fiscal 2001. The decrease in interest expense is due to the decrease in long-term debt and the decrease in the average amount outstanding on the Company's line of credit during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 and, as previously discussed, one additional week in the first quarter of fiscal 2000.

Net Loss. As a result of the above, net loss increased by $.6 million for the three months ended December 31, 2000 from a net loss of $.6 million for the first quarter of fiscal 2000 to a net loss of $1.2 million for the first quarter of fiscal 2001.


Liquidity and Capital Resources.

	The cash flows used by operating activities were $3.0 million for the first quarter of fiscal 2001 as compared to cash flows provided by operations of $.4 million for the first quarter of fiscal 2000. First quarter of fiscal 2001 cash flows reflect the net loss of $1.2 million, $.7 million in depreciation and amortization, a decrease in accounts receivable of $3.2 million, a reduction of $3.3 million in accounts payable, and a reduction of $1.3 million in accrued liabilities. The decrease in accounts receivable is due to the decrease in shipments for the quarter and the decrease in accounts payable reflects the reduced production levels. The decrease in accrued liabilities is attributed to the payment of interest on long-term debt and the annual deposit of profit sharing and 401K matching funds with the trustee. The first quarter of fiscal 2000 cash flows reflect a net loss of $.6 million, $1.0 million in depreciation and amortization, a decrease in accounts receivable of $1.8 million, a decrease in inventory and supplies of $.9 million, a decrease of $.7 million in accounts payable, and a $1.2 million reduction in accrued liabilities.

	Cash flows used by investing activities consist of capital expenditures of $.2 million in both the first quarter of fiscal 2001 and the first quarter of fiscal 2000.

The cash flows used by financing activities were $1.4 million for the first quarter of fiscal 2001 as compared to cash flows provided by financing activities of $.3 million for the first quarter of fiscal 2000. The cash flows used by financing activities for the first quarter of fiscal 2001 reflect repayments on long-term debt of $3.3 million offset by net advances of $2.0 million on the Company's line of credit. The cash flows provided from financing activities for the first quarter of fiscal 2000 reflect net advances of $.3 million on the Company's line of credit which were used for capital expenditures.

Working capital at December 30, 2000 was $19.1 million as compared to $23.9 million at September 30, 2000, and the current ratio was 1.9 to
1.0 as compared to 2.0 to 1.0.





	The Company's primary ongoing cash requirements are for principal payments on the unsecured senior notes, capital expenditures and ongoing working capital requirements. The two sources for the Company's liquidity are internally generated funds and its bank credit facility. The Company has a $24.5 million unsecured bank credit facility, which expires January 31, 2002. Borrowings are limited to defined percentages of eligible inventory and accounts receivable. As of December 30, 2000, the Company had $11.5 million outstanding and $4.8 million available under its line of credit. In addition, the Company had cash and cash equivalents of $4.2 million at December 30, 2000. The Company believes that the bank credit facility and internally generated funds will be sufficient to fund its ongoing cash needs. The Company is currently in full compliance with all of its obligations under its credit agreements. However, the Company may be out of compliance with one of the covenants in those agreements at the end of this quarter. Based upon preliminary discussions with its lenders, the Company believes that it would be able to obtain appropriate relief from its lenders.


Outlook

	While demand for the Company's products continues to be negatively impacted by high levels of steel imports and soft market conditions, management believes inventory reductions are substantially complete.
Also, management is cautiously optimistic that shipments will start to increase during the second quarter of the fiscal year.


Qualitative and Quantitative Disclosure About Market Risk

	Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.


Forward-Looking Statements

The matters discussed or incorporated by reference in this Report on Form 10-Q that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involve risks and uncertainities. These risks and uncertainities include, but are not limited to: the reliance on truck and utility vehicle industry; excess industry capacity; product demand and industry pricing; volatility of raw material costs, especially steel scrap; intense foreign and domestic competition; management's estimate of niche market data; the cyclical and capital intensive nature of the industry; and cost of compliance with environmental regulations. These risks and uncertainities could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.





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




DATED:  February 1, 2001              KENTUCKY ELECTRIC STEEL, INC.
                                               (Registrant)

                                          William J. Jessie
                                    William J. Jessie, Vice President,
                                      Secretary, Treasurer, and
                                      Principal Financial Officer