Form 10-Q
period 2001-03-31
KENTUCKY ELECTRIC STEEL INC /DE/
filed 2001-05-14
CIK 910394

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2001
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

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


	YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2001, is as follows:

4,079,217  shares of voting common stock, par value $.01 per share.















	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


	TABLE OF CONTENTS



                                                                  Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

 	     Condensed Consolidated Balance Sheets ................     3

           Condensed Consolidated Statements of Operations ......     4

           Condensed Consolidated Statements of Cash Flows ......     5

           Notes to Condensed Consolidated Financial Statements .   6-9


   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................ 10-14

   Item 3 - Quantitative and Qualitative Disclosure About Market
	        Risk .............................................. 14-15

 PART II.    OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security-Holders...    16

   Item 6 - Exhibits and Reports on Form 8-K .....................    16


            SIGNATURES  ..........................................    17

























KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

             Mar. 31,    Sept. 30,
                                                   2001         2000
                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $  5,647    $ 8,688
  Accounts receivable, less allowance for
    doubtful accounts and claims of $1,205
    at March 31, 2001 and $685 at September
    30, 2000                                       10,396      10,923
  Inventories                                      19,785      21,668
  Operating supplies and other current assets       5,730       5,295
  Refundable income taxes                              95         175
  Deferred tax assets                               1,184       1,028

   Total current assets                            42,837      47,777

PROPERTY, PLANT AND EQUIPMENT
  Land and buildings                                5,699       5,604
  Machinery and equipment                          35,048      34,833
  Construction in progress                            740         946
  Less - accumulated depreciation                 (18,780)    (17,387)

      Net property, plant and equipment            22,707      23,996

DEFERRED TAX ASSETS                                 6,067       4,636

OTHER ASSETS                                          496         545

      Total assets                               $ 72,107    $ 76,954


     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Advances on line of credit                     $ 12,615    $  9,572
  Accounts payable                                  5,680       7,193
  Accrued liabilities                               3,265       3,630
  Current maturities of long-term debt
    subject to acceleration                        16,791       3,458

      Total current liabilities                    38,351      23,853

LONG-TERM DEBT                                       -         16,667

DEFERRED GAIN FROM SALE-LEASEBACK                     763         822

      Total liabilities                            39,114      41,342

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, no shares issued              -           -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 5,030,498 and 5,022,544
    shares issued, respectively                        50          50
  Additional paid-in capital                       15,790      15,778
  Less treasury stock - 951,281
    shares at cost, respectively                   (4,309)     (4,309)
  Retained earnings                                21,462      24,093

      Total shareholders' equity                   32,993      35,612

      Total liabilities and shareholders' equity $ 72,107    $ 76,954



See notes to condensed consolidated financial statements



KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)


                             Three Months Ended     Six Months Ended
                             Mar. 31,  Apr. 1,     Mar. 31,   Apr. 1,
                               2001      2000        2001       2000

NET SALES                  $  21,385  $  29,448   $ 37,587   $ 58,477
COST OF GOODS SOLD            20,895     26,390     36,824     53,800

  Gross profit                   490      3,058        763      4,677

SELLING AND ADMINISTRATIVE
  EXPENSES                     2,481      1,854      4,338      3,824
WORKFORCE REDUCTION CHARGES      300       -           300       -

  Operating income (loss)     (2,291)     1,204     (3,875)       853

INTEREST INCOME AND OTHER        540         29        677         49
INTEREST EXPENSE                (504)      (647)    (1,020)    (1,317)

  Income (loss) before
     income taxes             (2,255)       586     (4,218)      (415)

PROVISION (CREDIT) FOR
  INCOME TAXES                  (848)       224     (1,587)      (157)

  Net income (loss)         $ (1,407)  $    362   $ (2,631)  $   (258)

NET INCOME (LOSS) PER COMMON
  SHARE - BASIC AND DILUTED $   (.35)  $    .09   $   (.65)  $   (.06)

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC      4,076,545  4,077,771  4,074,511  4,075,805

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED    4,076,545  4,077,771  4,074,511  4,075,805




















See notes to condensed consolidated financial statements



KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)


                                                 Six Months Ended
                                              Mar. 31,       Apr. 1,
                                                2001           2000

Cash Flows From Operating Activities:
  Net loss                                    $ (2,631)      $   (258)
  Adjustments to reconcile net loss to net
    cash flows from operating activities:
      Depreciation and amortization              1,395          1,976
      Change in deferred taxes                  (1,431)          (112)
      Change in other                               26           (456)
      Change in current assets and current
        liabilities:
          Accounts receivable                      585         (1,141)
          Inventories                            1,883            418
          Operating supplies and other
            current assets                        (435)          (516)
          Refundable income taxes                   80            235
          Deferred tax assets                     (156)           (64)
          Accounts payable                      (1,513)        (1,002)
          Accrued liabilities                     (365)          (543)

          Net cash flows used in
            operating activities                (2,562)        (1,463)

Cash Flows From Investing Activities:
  Capital expenditures                            (200)          (376)

          Net cash flows used in
            investing activities                  (200)          (376)

Cash Flows From Used By Financing Activities:
  Repayment of long-term debt                   (3,333)          -
  Net advances on line of credit                 3,042          1,780
  Purchases of treasury stock                     -                (7)
  Issuance of common stock                          12             25

          Net cash flows provided by
           (used in) financing activities         (279)         1,798

          Net decrease in cash
            and cash equivalents                (3,041)           (41)

Cash and Cash Equivalents at
  Beginning of Period                            8,688            184

Cash and Cash Equivalents at End of Period    $  5,647       $    143

Interest Paid                                 $  1,146       $  1,262

Income Taxes Paid                             $   -          $   -




            See notes to condensed consolidated financial statement


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements represent Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, (collectively the Company). All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending September 29, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

(2)  Accounting Policies

     Fiscal Year End
The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks; however, the fiscal year ended September 30, 2000 had fifty-three weeks. The six months ended March 31, 2001 consists of twenty-six weeks as compared to twenty-seven weeks for the six months ended April 1, 2000.

	Revenue Recognition
	The Company recognizes revenue when products are shipped to customers.

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

	Derivative Financial Instruments
	In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company was required to adopt SFAS No. 133 effective as of the beginning of the first quarter of fiscal 2001. The Company does not currently have any derivative financial instruments; therefore, SFAS No. 133 does not currently apply.


(3)  Inventories

	Inventories at March 31, 2001 and September 30, 2000 consist of the following ($000's):
                                         Mar. 31,      Sept. 30,
                                      2001          2000

      Raw materials                      $  3,172      $  3,181
      Semi-finished and finished goods     16,613        18,487
           Total inventories                $ 19,785      $ 21,668



(4)	Earnings Per Share

		The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                For the Three                For the Three
                                Months Ended                 Months Ended
                                March 31, 2001               April 1, 2000
                                               Per                         Per
                           Net                Share     Net               Share
                         (Loss)     Shares    Amount   Income   Shares    Amount
Amounts for Basic
    Earnings Per Share  $(1,407)  4,076,545   $(.35)   $ 362   4,077,771   $ .09

Effect of Dilutive
    Securities Options     -           -         -       -          -         -

Amounts for Diluted
    Earnings Per Share  $(1,407)  4,076,545   $(.35)   $ 362   4,077,771   $ .09

                                 For the Six                For the Six
                                Months Ended                Months Ended
                                March 31, 2001              April 1, 2000
                                              Per                           Per
                         Net                 Share     Net                 Share
                       (Loss)     Shares     Amount   (Loss)   Shares      Amount
Amounts for Basic
     Earnings Per Share $(2,631) 4,074,511   $(.65)  $(258)   4,075,805   $(.06)

Effect of Dilutive
     Securities Options    -          -         -      -           -         -

Amounts for Diluted
    Earnings Per Share  $(2,631) 4,074,511   $(.65)  $(258)   4,075,805   $(.06)

		The following options were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the applicable period:

	                               March 31, 2001   April 1, 2000
		Transition stock options 	 46,622           53,907
		Employee stock options 	638,744          561,052
           Total                    685,366          614,959



(5) Involuntary Conversion Due to Fire

	   The Company experienced a fire which destroyed an auxiliary building and certain equipment during the first quarter of fiscal 2001. This fire did not interrupt the Company's operations. Management believes that the resulting damage will be covered by the Company's insurance carrier, subject to a $100,000 deductible.
The net book value of the assets destroyed was approximately
$59,000 and the Company has incurred to date approximately $178,000 in additional expenses associated with the fire. The insurance company has advanced the Company approximately $165,000 related to this claim. The financial statements as of March 31, 2001 include a receivable from the insurance company of $72,000 which represents the excess of cost incurred to date less the advance from the insurance company. The Company is currently constructing a new building and is in the process of acquiring appropriate furniture and fixtures. The Company expects to complete construction of the new facilities and finalize this matter during the third quarter of fiscal 2001.

(6) Long-Term Debt

	   The Company has $12.6 million currently outstanding under its unsecured revolving credit facility, $16.7 million outstanding under an unsecured term loan and operating lease obligations totaling $7.8 million with various financial institutions. Each of these financing arrangements contains a covenant requiring the Company to maintain a fixed charge coverage ratio of 2:1 for the four fiscal quarters ended March 31, 2001. As of such date, the Company failed to meet the fixed charge coverage ratio covenant.
The Company is not in default in the payment of any amounts under such financing arrangements. The Company is in negotiations with other financial institutions, as well as continuing negotiations with its current financial institutions, regarding its financing requirements. There can be no assurance, however, that the Company will be successful in negotiating terms which will enable it to extend or continue its relationship with its current financial institutions, each of which has a right to declare a default and exercise its rights and remedies under its agreements with the Company, or obtaining acceptable replacement financing.
Accordingly, both the borrowings under its unsecured revolving credit facility as well as the $16.7 million of the unsecured term debt are classified as current liabilities. The Company has $5.6 million in unencumbered cash at March 31, 2001 which should provide financial flexibility during the negotiations.

(7)  Commitments and Contingencies

The Company has various commitments for the purchase of materials, supplies and energy arising in the ordinary course of business.











	   The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and other matters, which seek remedies or damages. Costs to be incurred in connection with environmental matters are accrued when the prospect of incurring costs for testing or remedial action is deemed probable and such amounts can be estimated. The Company maintains adequate reserves related to testing, consulting fees and minor remediation. However, new information or developments with respect to known matters or unknown conditions could result in the recording of accruals in the periods in which they become known. The Company believes that any liability that may ultimately be determined with respect to commercial, product liability, environmental or other matters will not have a material effect on its financial condition or results of operations.


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

	  The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks; however, the fiscal year ended September 30, 2000 had fifty-three weeks. The first six months of fiscal 2000 consists of twenty-seven weeks as compared to twenty-six weeks for the first six months of fiscal 2001.

 Net Sales. Net sales decreased $8.1 million (27.4%) in the second quarter of fiscal 2001 to $21.4 million, as compared to $29.5 million for the second quarter of fiscal 2000. Net sales for the six months ended March 31, 2001 decreased $20.9 million (35.7%) to $37.6 million, as compared to $58.5 million for the six months ended April 1, 2000. The decrease in sales for both the second quarter and the first half of fiscal 2001 is attributed to a significant decrease in shipments combined with a decrease in average selling price. Tons shipped decreased 23.1% and 32.9% in the second quarter and first six months of fiscal 2001, respectively, as compared to the second quarter and first six months of fiscal 2000. The decrease in tons shipped reflect market conditions throughout the steel industry combined with the effect of steel imports. The first six months of fiscal 2000 consisted of twenty-seven weeks as compared to twenty-six weeks for the first six months of fiscal 2001 (as discussed above), which favorably impacted shipments for the first half of fiscal 2000. The average selling price per ton was down 5.9% and 4.4% for the second quarter and first six months of fiscal 2001, respectively (see discussion of lower raw material costs under cost of good sold section below). The decrease in average selling price for the second quarter and first half of fiscal 2001 is attributed to market price reductions and a change in product mix.

Cost of Goods Sold.  Cost of  goods  sold decreased $5.5
million (20.8%) in the second quarter of fiscal 2001 to $20.9 million, as compared to $26.4 million for the second quarter of fiscal 2000. As a percentage of net sales, cost of goods sold increased from 89.6% for the second quarter of fiscal 2000 to 97.7% for the second quarter of fiscal 2001. Cost of goods sold for the six months ended March 31, 2001 decreased $17.0 million (31.6%) to $36.8 million as compared to $53.8 million for the six months ended April 1, 2000. As a percentage of net sales, cost of goods sold increased from 92.0% for the six months ended April 1, 2000 to 97.9% for the six months ended March 31, 2001. The decrease in cost of goods sold for the second quarter and first six months of fiscal 2001 from the comparable periods in fiscal 2000 is primarily due to the decrease in shipments (as discussed above) offset by an increase in the per ton manufacturing cost of tons shipped. The increase in the per ton manufacturing cost reflects lower production levels and higher energy costs partially offset by lower raw material costs. The increase in cost of goods sold as a percentage of net sales for the second quarter and first six months of fiscal 2001 as compared to the comparable periods of fiscal 2000 is attributed to lower selling prices (as discussed above) and increases in per ton manufacturing costs.

Gross Profit. As a result of the above, the second quarter of fiscal 2001 reflected a gross profit of $.5 million as compared to a gross profit of $3.1 million for the second quarter of fiscal 2000. As a percentage of net sales, gross profit decreased from 10.4% for the second quarter of fiscal 2000 to 2.3% for the second quarter of fiscal 2001.

		Similarly, the six months ended March 31, 2001 reflected a gross profit of $.8 million as compared to a gross profit of $4.7 million for the six months ended April 1, 2000. As a percentage of net sales, gross profit decreased from 8.0% for the first six months of fiscal 2000 to 2.0% for the first six months of fiscal
2001.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses increased by $627,000 for the second quarter of fiscal 2001 as compared to the same period in fiscal 2000. Selling and administrative expenses increased by $514,000 for the first six months of fiscal 2001 as compared to the same period in fiscal 2000. As a percentage of net sales, such expenses increased from 6.3% for the second quarter of fiscal 2000 to 11.6% for the second quarter of fiscal 2001. As a percentage of net sales, such expenses increased from 6.5% for the six months ended April 1, 2000 to 11.5% for the six months ended March 31, 2001. The increase in selling and administrative expenses in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000 is primarily due to increased bad debt expense ($535,000) and self-insured health benefit costs ($94,000). The increase in selling and administrative expenses for the first six months of fiscal 2001 as compared to the first six months of fiscal 2000 is primarily due to an increase in bad debt expense ($525,000) and self-insured health care costs ($143,000) partially offset by the fact that there was one less week in fiscal 2001 as compared to the first six months of fiscal 2000 (as discussed above). The increase in bad debt expense is due to the bankruptcy of a large customer which is currently in reorganization.

	   Workforce Reduction Charges. Effective February 26, 2001 the Company adopted a plan to restructure its workforce and expects to substantially complete such restructuring by the fourth quarter of fiscal 2001. The Company estimated that it will incur severance pay and related costs of approximately $300,000 which is reflected in the financial statements for the quarter and six months ended March
31, 2001.

Operating Income (Loss). For the reasons described above, the second quarter of fiscal 2001 reflected operating loss of $2.3 million as compared to an operating income of $1.2 million for the second quarter of fiscal 2000. As a percentage of net sales, operating income decreased from 4.1% in the second quarter of 2000 to (10.7%) in the second quarter of 2001.


		Similarly, the six months ended March 31, 2001 reflected an operating loss of $3.9 million as compared to operating income of $.9 million for the six months ended April 1, 2000. As a percentage of net sales, operating income decreased from 1.5% for the six months ended April 1, 2000 to (10.3%) for the six months ended
March 31, 2001.

     Interest Income and Other. Interest and other income increased by $511,000 for the three months ended March 31, 2001 from $29,000 for the second quarter of fiscal 2000 to $540,000 for the second quarter of fiscal 2001. Interest and other income increased by $628,000 for the six months ended March 31, 2001 from $49,000 for the six months ended April 1, 2000 to $677,000 for the six months ended March 31, 2001. The fiscal 2001 second quarter and six months periods includes other income of $428,000 for a claim settlement pertaining to the Company's purchase of electrodes during the years 1992 to 1997. In addition, interest income increased in fiscal 2001 due to the investment of the proceeds from the sale and leaseback transaction completed in September 2000.

Interest Expense. Interest expense decreased by $143,000 for the three months ended March 31, 2001 from $647,000 for the second quarter of fiscal 2000 to $504,000 for the second quarter of fiscal 2001. Interest expense decreased by $.3 million for the six months ended March 31, 2001 from $1.3 million for the six months ended April 1, 2000 to $1.0 million for the six months ended March 31, 2001. The decrease in interest expense for the second quarter and first six months of fiscal 2001 is primarily due to the decrease in long-term debt and the decrease in the average amount outstanding on the Company's line of credit. To a lesser extent, the decrease in interest expense reflects lower line of credit interest rates and, as previously discussed, one less week in the first quarter of fiscal 2001.

Net Income (Loss). As a result of the above, the second quarter of fiscal 2001 reflected a net loss of $1.4 million as compared to net income of $.4 million for the second quarter of fiscal 2000.

Similarly, the six months ended March 31, 2001 reflected a net loss of $2.6 million as compared to a net loss of $.3 million for the six months ended April 1, 2000.


Liquidity and Capital Resources

		The cash flows used by operating activities were $2.6 million for the first six months of fiscal 2001 as compared to cash flows used by operating activities of $1.5 million for the first six months of fiscal 2000. The first six months of fiscal 2001 reflect the net loss of $2.6 million, $1.4 million in depreciation and amortization, an increase in deferred tax asset of $1.4 million, an decrease in accounts receivable of $.6 million, a decrease in inventories of $1.8 million, an increase in operating supplies and other current assets of $.4 million, a decrease in accounts payable of $1.5 million, and a decrease in accrued liabilities of $.4 million. The decrease in accounts receivable is due to the decrease in net sales. The decrease in inventories is primarily due to a decline in the tons of semi-finished (billets) inventory. The decrease in accounts payable is due to the timing of payments made on open accounts. The decrease in accrued liabilities is attributed to the annual deposit of 401K matching funds with the trustee and a decrease in accrued wages. The increase in operating supplies and other current assets is due to an increase in prepaid insurance. The first six months of fiscal 2000 cash flows reflect a net loss of $.3 million, $2.0 million in depreciation and amortization, a $1.1 million increase in accounts receivable, a $.4 million decrease in inventories, and a $1.0 million decrease in accounts payable.


		The cash flows used by investing activities were $.2 million for the first six months of fiscal 2001 as compared to $.4 million for the first six months of fiscal 2000. The cash flows used by investing activities for the first six months of fiscal 2001 and fiscal 2000 were used for capital expenditures.

		The cash flows used by financing activities were $.3 million for the first six months of fiscal 2001 as compared to cash flows provided from financing activities of $1.8 million for the first six months of fiscal 2000. The cash flows used by financing activities for the first six months of fiscal 2001 reflect net advances of $3.0 million on the Company's line of credit which were used primarily for the repayment of $3.3 in long-term debt, capital and working capital needs. The cash flows provided from financing activities for the first six months of fiscal 2000 reflect net advances of $1.8 million on the Company's line of credit which were used primarily for capital expenditures and working capital needs.


Working capital at March 31, 2001 was $4.5 million as compared to $23.9 million at September 30, 2000, and the current ratio was
1.1 to 1.0 as compared to 2.0 to 1.0. The change in working capital and the current ratio is due to the classification of the total unsecured term debt as a current liability (as discussed below).

 	    The Company has $12.6 million currently outstanding under its unsecured revolving credit facility, $16.7 million outstanding under an unsecured term loan and operating lease obligations totaling $7.8 million with various financial institutions. Each of these financing arrangements contains a covenant requiring the Company to maintain a fixed charge coverage ratio of 2:1 for the four fiscal quarters ended March 31, 2001. As of such date, the Company failed to meet the fixed charge coverage ratio covenant.
The Company is not in default in the payment of any amounts under such financing arrangements. The Company is in negotiations with other financial institutions, as well as continuing negotiations with its current financial institutions, regarding its financing requirements. There can be no assurance, however, that the Company will be successful in negotiating terms which will enable it to extend or continue its relationship with its current financial institutions, each of which has a right to declare a default and exercise its rights and remedies under its agreements with the Company, or obtaining acceptable replacement financing.
Accordingly, both the borrowings under its unsecured revolving credit facility as well as the $16.7 million of the unsecured term debt are classified as current liabilities. The Company has $5.6 million in unencumbered cash at March 31, 2001 which should provide us with financial flexibility during the negotiations.














Recent Developments

	   On March 15, 2001, the Company received a determination letter from the Nasdaq Stock Market, Inc. indicating that, absent a successful appeal by the Company, the Company's common stock will be removed from listing on the Nasdaq National Market. This determination was made based on the Company's common stock failing to maintain public float market value of $5,000,000 as required under Nasdaq's rules. Nasdaq has given the Company until June 13, 2001 to regain compliance with the Rule. The Company intends to request a hearing before a Nasdaq Listing Qualifications Panel to appeal the staff's determination and to work closely with the staff to secure the continued listing of the common stock. The Company's common stock will continue to be traded on the Nasdaq National Market pending a final decision by the Panel. There can be no assurane that the Panel will grant the Company's request for continued listing. If Nasdaq makes a final determination to delist the Company' common stock from the Nasdaq National Market, the Company intends to apply for listing of the common stock on the Nasdaq SmallCap Market.


Outlook

   The Company's products continue to be negatively impacted by soft market conditions and high levels of steel imports. While management is cautiously optimistic that demand for its products will strengthen in the latter part of the year, the next quarter will be difficult as shipment and production levels will remain depressed.


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


Quantitative and Qualitative Disclosures About Market Risk

     	As of March 31, 2001, the Company had financial instruments, all of which are for other than trading purposes, subject to interest rate risk. These financial instruments consist of unsecured senior notes and an unsecured bank credit facility. The Company utilizes professional advisors to consider its net interest rate risk and to manage its exposure. As of September 30, 2000, the Company was not engaged in any activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates or market commodity prices.

	Interest on borrowings under the bank credit facility, which expires January 31, 2002, accrue at the rate of LIBOR plus 1.35% or the prime rate minus 1/2%. Upon the occurrence and during the continuation of any event of default, the interest rate is prime plus one percent (1%). Borrowings are limited to defined percentages of eligible inventory and accounts receivable. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. As of March 31, 2001, the Company had $12.6 million outstanding.

	The notes bear interest at a fixed rate of 7.66% per annum, with interest paid semi-annually. Principal payments commenced on November 1, 2000 and are due in equal annual installments over six years.

	The fair value for the Company's unsecured senior notes was approximately $19.8 million and $19.7 million as of September 30, 2000 and September 25, 1999 respectively. The fair value of such long-term debt is estimated using a discounted cash flow analysis, based on the estimated market rate as of September 30, 2000. Management does not believe there has been a material change in the fair value of the notes since September 30, 2000.

	As discussed in Note 6 to the Financial Statements, the Company has classified the total $16.7 million of unsecured term debt as a current liability as the payments are subject to acceleration. If payments are not accelerated, maturities of long-term debt will be as follows (in thousands):


		   Years Ending September 30,		     Amount

				2001				  $ 3,333,333
				2002                        3,333,333
				2003                        3,333,333
				2004                        3,333,334
				2005                        3,333,334
                        Thereafter                      -

                        Total                     $16,666,66



	PART II. - OTHER INFORMATION



ITEM 4.	Submission of Matters to a Vote of Security-Holders

	The annual meeting of shareholders was held on February
6, 2001. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

1. The nominees for director were elected. The vote was as follows:

                         For     Abstain  Expires
Carl E. Edwards, Jr.  3,858,202   68,346    2004
J. Marvin Quin II     3,858,202   68,346    2004

2. The 2001 Share Plan for Non-Employee Directors was approved.
(For 3,710,498; Against 185,463; Abstain 30,587)

3. The proposal to ratify the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending September 29, 2001 was approved.
(For 3,886,393; Against 13,624; Abstain 26,531)

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

10.22 Kentucky Electric Steel, Inc. 2001 Share
Plan for Non-Employee Directors, filed
herewith.

27  -	Financial Data Schedule

B) Reports on Form 8-K - None.
















SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:  May 14, 2001          KENTUCKY ELECTRIC STEEL, INC.
                                        (Registrant)

                                  William J. Jessie
                            William J. Jessie, Vice President,
                              Secretary, Treasurer, and
                              Principal Financial Officer













































5