Form 10-Q
period 2001-06-30
KENTUCKY ELECTRIC STEEL INC /DE/
filed 2001-08-13
CIK 910394

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2001

	OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________.

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


	YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 2001, is as follows:


4,088,525 shares of voting common stock, par value $.01 per share.














	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


	TABLE OF CONTENTS



                                                                   Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

 	      Condensed Consolidated Balance Sheets ............        3

            Condensed Consolidated Statements of Operations ..        4

            Condensed Consolidated Statements of Cash Flows ..        5

            Notes to Condensed Consolidated Financial Statements   6-9


   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations ............    10-15

   Item 3 - Quantitative and Qualitative Disclosure About
	        Market Risk ....................................       15

PART II.    OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K .................       16


            SIGNATURES  ......................................       17
























KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
                                                   June 30,   Sep. 30,
                                                     2001       2000
                       ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                    $  8,261   $  8,688
     Accounts receivable, less allowance for
       doubtful accounts and claims of $630
       at June 30, 2001 and $685 at September
       30, 2000                                      8,118     10,923
     Inventories                                    16,307     21,668
     Operating supplies and other current assets     5,500      5,295
     Refundable income taxes                            95        175
     Deferred tax assets                             1,122      1,028

       Total current assets                         39,403     47,777

   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                              5,669      5,604
     Machinery and equipment                        35,077     34,833
     Construction in progress                          905        946
     Less - accumulated depreciation               (19,496)   (17,387)

          Net property, plant and equipment         22,155     23,996

   DEFERRED TAX ASSETS                               6,939      4,636

   OTHER ASSETS                                        527        545

          Total assets                            $ 69,024   $ 76,954

        LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
     Advances on line of credit                   $ 12,151   $  9,572
     Accounts payable                                4,301      7,193
     Accrued liabilities                             3,387      3,630
     Current maturities of long-term debt
       subject to acceleration                      16,792      3,458

          Total current liabilities                 36,631     23,853

   LONG-TERM DEBT                                     -        16,667

   DEFERRED GAIN FROM SALE-LEASEBACK                   733        822

          Total liabilities                         37,364     41,342

   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued            -          -
     Common stock, $.01 par value, 15,000,000
       shares authorized, 5,039,806 and 5,022,544
       shares issued, respectively                      50         50
     Additional paid-in capital                     15,803     15,778
     Less treasury stock - 951,281
       shares at cost, respectively                 (4,309)    (4,309)
     Retained earnings                              20,116     24,093

          Total shareholders' equity                31,660     35,612

          Total liabilities and shareholders'
            equity                                $ 69,024   $ 76,954


See notes to condensed consolidated financial statements


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)


                            Three Months Ended      Nine Months Ended
                            June 30,   July 1,     June 30,   July 1,
                              2001       2000        2001       2000


NET SALES                 $  18,426   $  30,629   $ 56,013   $ 89,106
COST OF GOODS SOLD           18,392      27,383     55,216     81,183


  Gross profit                   34       3,246        797      7,923

SELLING AND ADMINISTRATIVE
  EXPENSES                    1,789       1,963      6,127      5,787
WORKFORCE REDUCTION CHARGES    -           -           300       -

  Operating income (loss)    (1,755)      1,283     (5,630)     2,136

INTEREST INCOME AND OTHER       123         831        800        880
INTEREST EXPENSE               (523)       (632)    (1,543)    (1,949)

  Income (loss) before
    Income taxes             (2,155)      1,482     (6,373)     1,067

PROVISION (CREDIT) FOR
  INCOME TAXES                 (809)        562     (2,396)       405

  Net income (loss)        $ (1,346)   $    920   $ (3,977)  $    662

NET INCOME (LOSS) PER COMMON
  SHARE - BASIC & DILUTED  $   (.33)   $    .23   $   (.98)  $    .16

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC     4,085,150   4,075,760  4,078,057  4,075,781

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED   4,085,150   4,075,760  4,078,057  4,076,564



















See notes to condensed consolidated financial statements


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)


                                                Nine Months Ended
                                               June 30,     July 1,
                                                 2001         2000

Cash Flows From Operating Activities:
  Net income (loss)                            $ (3,977)    $    662
  Adjustments to reconcile net income (loss)
    to net cash flows from operating activities:
      Depreciation and amortization               2,088        2,926
      Change in deferred taxes                   (2,303)         471
      Change in other                                97         (443)
      Change in current assets and current
        liabilities:
          Accounts receivable                     2,805         (317)
          Inventories                             5,361        1,837
          Operating supplies and other
            current assets                         (206)        (355)
          Refundable income taxes                    80          235
          Deferred tax assets                       (94)         (85)
          Accounts payable                       (2,892)        (233)
          Accrued liabilities                      (243)        (690)

          Net cash flows provided by
            operating activities                    716        4,008

Cash Flows Used in Investing Activities:
  Capital expenditures                             (365)        (675)

          Net cash flows provided by
            (used in) investing activities         (365)        (675)

Cash Flows From (Used In) Financing Activities:
  Repayment of long-term debt                    (3,333)        -
  Deferred financing fees                           (49)        -
  Net advances (repayments) on line of credit     2,579       (3,395)
  Purchases of treasury stock                      -             (20)
  Issuance of common stock                           25           39

          Net cash flows used in
            financing activities                   (778)      (3,376)

          Net decrease in cash
            and cash equivalents                   (427)         (43)

Cash and Cash Equivalents at
  Beginning of Period                             8,688          184

Cash and Cash Equivalents at End of Period     $  8,261     $    141

Interest Paid                                  $  1,927     $  2,288

Income Taxes Paid                              $   -        $   -





        See notes to condensed consolidated financial statements.
         KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements represent Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, (collectively the Company). All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending September 29, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

(2)  Accounting Policies

     Fiscal Year End
The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks; however, the fiscal year ended September 30, 2000 had fifty-three weeks. The nine months ended June 30, 2001 consists of thirty-nine weeks as compared to forty weeks for the nine months ended July 1, 2000.

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

(3)  Inventories

	Inventories at June 30, 2001 and September 30, 2000 consist of the following ($000's):
                                            June 30,    Sept. 30,
                                         2001        2000
      Raw materials                         $  2,295      $  3,181
      Semi-finished and finished goods        14,012        18,487
           Total inventories                   $ 16,307      $ 21,668

(4)	Earnings Per Share

		The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                  For the Three               For the Three
                                  Months Ended                Months Ended
                                  June 30, 2001               July 1, 2000
                                                Per                        Per
                             Net               Share     Net              Share
                           (Loss)   Shares    Amount    Income    Shares  Amount
Amounts for Basic
 Earnings Per Share       $(1,346) 4,085,150   $(.33)  $  920  4,075,760   $ .23

Effect of Dilutive
 Securities Options          -          -         -      -         -         -
Amounts for Diluted
 Earnings Per Share       $(1,346) 4,085,150   $(.33)  $  920  4,075,760   $ .23

                                  For the Nine                For the Nine
                                  Months Ended                Months Ended
                                  June 30, 2001               July  1, 2000
                                               Per                         Per
                             Net               Share     Net               Share
                           (Loss)   Shares    Amount   Income    Shares   Amount
Amounts for Basic
 Earnings Per Share       $(3,977) 4,078,057   $(.98)  $   662   4,075,781  $ .16

Effect of Dilutive
 Securities Options          -                    -       -            783      -

Amounts for Diluted
 Earnings Per Share       $(3,977) 4,078,057   $(.98)  $   662   4,076,564  $ .16

		The following options were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the applicable period:

                 For the Three  For the Three   For the Nine    For the Nine
                      Months Ended   Months Ended   Months Ended    Months Ended
    Options          June 30, 2001   July 1, 2000   June 30, 2001   July 1, 2000
Transition stock        42,160          51,825          42,160          51,825
Employee stock         616,244         561,052         616,244         469,860
                       658,404         612,877         658,404         521,685


(5)  Involuntary Conversion Due to Fire

	   The Company experienced a fire which destroyed an auxiliary building and certain equipment during the first quarter of fiscal 2001. This fire did not interrupt the Company's operations. Management believes that the resulting damage and replacement costs will be covered by the Company's insurance carrier, subject to a $100,000 deductible. The Company is currently constructing a new building and is in the process of acquiring appropriate furniture and fixtures. The net book value of the assets destroyed was approximately $59,000 and the Company has incurred to date approximately $158,000 in additional expenses associated with the fire and has expended $280,000 on the new building and equipment.
The insurance company has advanced the Company approximately
$165,000 related to this claim. The financial statements as of June 30, 2001 include a receivable from the insurance company of $332,000 which represents the excess of amounts expended to date less the advance from the insurance company. The Company expects to complete construction of the new facilities and finalize this matter during the fourth quarter of fiscal 2001.

(6)  Long-Term Debt

     The Company has $12.2 million currently outstanding under its unsecured revolving credit facility, $16.7 million outstanding under an unsecured term loan and operating lease obligations totaling $7.5 million with various financial institutions. Each of these financing arrangements contains a covenant requiring the Company to maintain a fixed charge coverage ratio of 2:1 for each rolling four quarter period. As of March 31, 2001 and June 30, 2001, the Company failed to meet the fixed charge coverage ratio covenant. While the Company is in technical default of the fixed charge coverage ratio covenant of its various financing arrangements, the Company is not in default in the payment of any amounts under such financing arrangements. The Company is discussing its financial needs with other financial institutions, as well as continuing negotiations with its current financial institutions, regarding its financing requirements. There can be no assurance, however, that the Company will be successful in obtaining acceptable replacement financing, or in negotiating terms which will enable it to extend or continue its relationship with its current financial institutions, each of which has a right to declare a default and exercise its rights and remedies under its agreements with the Company. Accordingly, both the borrowings under its unsecured revolving credit facility as well as the $16.7 million of the unsecured term debt are classified as current liabilities. The Company has $8.3 million in unencumbered cash at June 30, 2001 which should provide financial flexibility during the negotiations.

(7)  Commitments and Contingencies

The Company has various commitments for the purchase of materials, supplies and energy arising in the ordinary course of business.








The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and other matters, which seek remedies or damages. Costs to be incurred in connection with environmental matters are accrued when the prospect of incurring costs for testing or remedial action is deemed probable and such amounts can be estimated. The Company maintains reserves which it believes are adequate related to testing, consulting fees and minor remediation. However, new information or developments with respect to known matters or unknown conditions could result in the recording of accruals in the periods in which they become known. The Company believes that any liability that may ultimately be determined with respect to commercial, product liability, environmental or other matters will not have a material effect on its financial condition or results of operations.






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

The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks; however, the fiscal year ended September 30, 2000 has fifty-three weeks. The first nine months of fiscal 2000 consists of forty weeks as compared to thirty-nine weeks for the nine months of fiscal 2001.

Net Sales. Net sales decreased $12.2 million (39.8%) in the third quarter of fiscal 2001 to $18.4 million, as compared to $30.6 million for the third quarter of fiscal 2000. Net sales for the nine months ended June 30, 2001 decreased $33.1 million (37.1%) to $56.0 million, as compared to $89.1 million for the nine months ended July 1, 2000. The decrease in sales for both the third quarter and the first nine months of fiscal 2001 is attributed to a significant decrease in shipments combined with a decrease in average selling price. Finished goods tons shipped decreased 36.7% and 34.1% in the third quarter and first nine months of fiscal 2001, respectively, as compared to the third quarter and first nine months of fiscal 2000. The decrease in finished goods tons shipped reflects market conditions throughout the steel industry combined with the effect of steel imports. Also, the first nine months of fiscal 2000 consisted of forty weeks as compared to thirty-nine weeks for the first nine months of fiscal 2001 (as discussed above), which favorably impacted shipments for the first nine months of fiscal 2000. The average selling price per ton was down 1.0% and 3.3% for the third quarter and first nine months of fiscal 2001, respectively(see discussion of lower raw material costs under cost of goods sold section below). The decrease in average selling price for the third quarter and first nine months of fiscal 2001 is attributed to market price reductions and a change in product mix.

Cost of Goods Sold. Cost of goods sold decreased $9.0 million (32.8%) in the third quarter of fiscal 2001 to $18.4 million, as compared to $27.4 million for the third quarter of fiscal 2000. As a percentage of net sales, cost of goods sold increased from 89.4% for the third quarter of fiscal 2000 to 99.8% for the third quarter of fiscal 2001. Cost of goods sold for the nine months ended June 30, 2001 decreased $26.0 million (32.0%) to $55.2 million as compared to $81.2 million for the nine months ended July 1, 2000. As a percentage of net sales, cost of goods sold increased from 91.1% for the nine months ended July 1, 2000 to 98.6% for the nine months ended June 30, 2001. The decrease in cost of goods sold for the third quarter and first nine months of fiscal 2001 from the comparable periods in fiscal 2000 is primarily due to the decrease in shipments (as discussed above) offset by an increase in the per ton manufacturing cost reflecting lower production levels and higher energy costs partially offset by lower raw material costs. The increase in cost of goods sold as a percentage of net sales for the third quarter and first nine months of fiscal 2001 as compared to the comparable periods of fiscal 2000 is attributed to lower selling prices (as discussed above) and increases in per ton manufacturing costs.


Gross Profit. As a result of the above, gross profit for the third quarter of fiscal 2001 decreased by $3.2 million (99.0%) to $34,000 from $3.2 million for the third fiscal quarter of 2000. As a percentage of net sales, gross profit decreased from 10.6% for the third quarter of fiscal 2000 to .2% for the third quarter of fiscal 2001.

		As a result of the above, gross profit for the nine months ended June 30, 2001 decreased by $7.1 million (89.9%) to $0.8 million as compared to $7.9 million for the nine months ended July
1, 2000. As a percentage of net sales, gross profit decreased from 8.9% for the first nine months of fiscal 2000 to 1.4% for the first nine months of fiscal 2001.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses decreased by $174,000 for the third quarter of fiscal 2001 as compared to the same period in fiscal 2000. Selling and administrative expenses increased by $340,000 for the first nine months of fiscal 2001 as compared to the same period in fiscal 2000. As a percentage of net sales, such expenses increased from 6.4% for the third quarter of fiscal 2000 to 9.7% for the third quarter of fiscal 2001. As a percentage of net sales, such expenses increased from 6.5% for the nine months ended July 1, 2000 to 10.9% for the nine months ended June 30, 2001. The increase in the percentage of selling and administrative expenses to net sales is due to the significant decrease in net sales for both the third quarter and first nine months of fiscal 2001. The decrease in selling and administrative expenses in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 is primarily due to a decrease in salaries and benefits and a decrease in sales commissions. The increase in selling and administrative expenses for the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000 is primarily due to an increase in bad debt expense ($535,000) partially offset by lower sales commissions and the fact that there was one less week in fiscal 2001 as compared to the first nine months of fiscal 2000 (as discussed above). The increase in bad debt expense is due to the bankruptcy of a large customer which is currently in reorganization.

	   Workforce Reduction Changes. Effective February 26, 2001, the Company adopted a plan to restructure its workforce and expects to substantially complete such restructuring by the fourth quarter of fiscal 2001. The Company estimated that it will incur severance pay and related costs of approximately $300,000 which is reflected in the financial statements for the first nine months ended June
30, 2001.

Operating Income (Loss). For the reasons described above, the third quarter of 2001 reflected an operating loss of $1.8 million as compared to operating income of $1.3 million for the third quarter of fiscal 2000. As a percentage of net sales, operating income decreased from 4.2% in the third quarter of 2000 to (9.5%) in the third quarter of 2001.





	    Similarly, the nine months ended June 30, 2001 reflected an operating loss of $5.6 million as compared to operating income of $2.1 million for the nine months ended July 1, 2000. As a percentage of net sales, operating income decreased from 2.4% for the nine months ended July 1, 2000 to (10.1%) for the nine months ended June 30, 2001.

     Interest Income and Other. Interest and other income decreased by $0.7 million for the three months ended June 30, 2001 from $0.8 million for the third quarter of fiscal 2000 to $0.1 million for the third quarter of fiscal 2001. Interest and other income decreased by $0.1 million for the nine months ended June 30, 2001 from $0.9 million for the nine months ended July 1, 2000 to $0.8 million for the nine months ended June 30, 2001. The third quarter for fiscal 2000 includes other income of $0.8 million for a claim settlement pertaining primarily to the Company's purchase of electrodes during the years 1992 to 1997. Also, the first nine months of fiscal 2000 and 2001 includes $0.8 million and $0.4 million, respectively, from the electrode settlement. In addition, interest income increased in the third quarter and first months of fiscal 2001 due to the investment of proceeds from the sale and leaseback transaction completed in September 2000.

Interest Expense. Interest expense decreased by $109,000 for the three months ended June 30, 2001 from $632,000 for the third quarter of fiscal 2000 to $523,000 for the third quarter of fiscal 2001. Interest expense decreased by $0.4 million for the nine months ended June 30, 2001 from $1.9 million for the nine months ended July 1, 2000 to $1.5 million for the nine months ended June 30, 2001. The decrease in interest expense for the third quarter and first nine months of fiscal 2001 is primarily due to the decrease in long-term debt and the decrease in the average amount outstanding on the Company's line of credit. To a lesser extent, the decrease in interest expense reflects lower line of credit interest rates and, as previously discussed, one less week in the first quarter of fiscal 2001.

	   Provision (Credit) for Income Taxes. The Company has recorded a tax benefit of approximately $0.8 million and $2.4 million for the three months and nine months ended June 30, 2001, respectively.
The realization of the resulting deferred tax assets is dependent upon generation of sufficient future taxable income. Management has considered the levels of currently anticipated pre-tax income in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical pre-tax income levels for the prior fiscal years and other factors, management believes it is more likely than not that the net deferred tax asset, after consideration of the valuation allowance which has been established, will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in future periods if estimates of future taxable income during the carryforward period are reduced.

Net Income (Loss). As a result of the above, the third quarter of fiscal 2001 reflected a net loss of $1.3 million as compared to net income of $0.9 million for the third quarter of fiscal 2000.

	    Similarly, the nine months ended June 30, 2001 reflected a net loss of $4.0 million as compared to a net income of $0.7 million for the nine months ended July 1, 2000.





Liquidity and Capital Resources

	   The cash flows provided by operating activities were $0.7 million for the first nine months of fiscal 2001 as compared to cash flows provided by operating activities of $4.0 million for the first nine months of fiscal 2000. The first nine months of fiscal 2001 reflect the net loss of $4.0 million, $2.1 million in depreciation and amortization, an increase in deferred tax asset of $2.4 million, a decrease in accounts receivable of $2.8 million, a decrease in inventories of $5.4 million, an increase in operating supplies and other current assets of $0.2 million, a decrease in accounts payable of $2.9 million, and a decrease in accrued liabilities of $0.2 million. The decrease in accounts receivable is due to the decrease in net sales. The decrease in inventories is primarily due to a decline in the tons of raw materials, semi-finished (billets), and finished goods inventory which reflects lower operating levels. The decrease in accounts payable is due to the decline in operating levels. The decrease in accrued liabilities is attributed to the annual deposit of 401k matching funds with the trustee and a decrease in accrued wages. The increase in operating supplies and other current assets is due to an increase in prepaid insurance. The first nine months of fiscal 2000 cash flows reflect net income of $0.7 million, $2.9 million in depreciation and amortization, a $0.3 million increase in accounts receivable, a $1.8 million decrease in inventories, and a decrease in accrued liabilities of $0.7.

	   The cash flows used in investing activities were $0.4 million for the first nine months of fiscal 2001 as compared to $0.7 million for the first nine months of fiscal 2000. The cash flows used in investing activities for the first nine months of fiscal
2001 and fiscal 2000 were used for capital expenditures.

	   The cash flows used in financing activities were $0.8 million for the first nine months of fiscal 2001 as compared to cash flows used in financing activities of $3.4 million for the first nine months of fiscal 2000. The cash flows used in financing activities for the first nine months of fiscal 2001 reflect net advances of $2.6 million on the Company's line of credit and the repayment of $3.3 million in long-term debt. The cash flows used by financing activities for the first nine months of fiscal 2000 reflect net repayments of $3.4 million on the Company's line of credit.

	   Working capital at June 30, 2001 was $2.8 million as compared to $23.9 million at September 30, 2000, and the current ratio was
1.1 to 1.0 as compared to 2.0 to 1.0. The change in working capital and the current ratio is due to the classification of the total unsecured term debt as a current liability (as discussed below).

	   The Company has $12.2 million currently outstanding under its unsecured revolving credit facility, $16.7 million outstanding under an unsecured term loan and operating lease obligations totaling $7.5 million with various financial institutions. Each of these financing arrangements contains a covenant requiring the Company to maintain a fixed charge coverage ratio of 2:1 for each four quarter period. As of March 31 and June 30, 2001, the Company failed to meet the fixed charge coverage ratio covenant. While the Company is in technical default of the fixed charge coverage ratio covenant of its various financing arrangements, the Company is not in default in the payment of any amounts under such financial arrangements. The Company is discussing its financial needs with other financial institutions, as well as continuing negotiations with its current financial institutions, regarding its financing requirements. There can be no assurance, however, that the Company will be successful in obtaining acceptable replacement financing, or in negotiating terms which will enable it to extend or continue its relationship with its current financial institutions, each of which has a right to declare a default and exercise its rights and remedies under its agreements with the Company. Accordingly, both the borrowings under its unsecured revolving credit facility as well as the $16.7 million of the unsecured term debt are classified as current liabilities. The Company has $8.3 million in unemcumbered cash at June 30, 2001 which should provide us with financial flexibility during the negotiations.

Recent Developments

	   On March 15, 2001, the Company received a determination letter from the Nasdaq Stock Market, Inc. indicating that, absent a successful appeal by the Company, the Company's common stock will be removed from listing on the Nasdaq National Market. This determination was made based on the Company's common stock failing to maintain public float market value of $5,000,000 as required under Nasdaq's National Market rules. The Company requestd a hearing on the written record before a Nasdaq Listing
Qualifications Panel to appeal the staff's determination. The
Company is awaiting the Panel's decision. The Company's common stock will continue to be traded on the Nasdaq National Market pending a final decision by the Panel. There can be no assurance that the Panel will grant the Company's request for continued listing. If Nasdaq makes a final determination to delist the Company's common stock from the Nasdaq National Market, the Company intends to apply for listing of the common stock on the Nasdaq
SmallCap Market.

Outlook

		The Company's products continue to be negatively impacted by soft market conditions, depressed prices, and steel imports.
Management believes that the fourth quarter will be another difficult one as shipments and production levels will remain depressed. However, due to the liquidation of a competitor, management expects some improvements in orders and shipments in the coming months. Also, management is cautiously optimistic that demand for its products will strengthen in the first quarter of fiscal 2002. In addition, the Bush Administration's Section 201 initiatives relating to imports could have a positive impact on the domestic steel industry in the coming months.

Forward-Looking Statements

The matters discussed or incorporated by reference in this Report on Form 10-Q that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involve risks and uncertainities. These risks and uncertainities include, but are not limited to, reliance on the truck and utility vehicle industry; excess industry capacity; product demand and industry pricing; volatility of raw material costs, especially steel scrap; intense foreign and domestic competition; management's estimate of niche market data; the cyclical and capital intensive nature of the industry; the cost of compliance with environmental regulations; and the ability to secure long-term financing. These risks and uncertainities could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.


Quantitative and Qualitative Disclosure About Market Risk

	   As of June 30, 2001, the Company had financial instruments, all of which are for other than trading purposes, subject to interest rate risk. These financial instruments consist of unsecured senior notes and an unsecured bank credit facility. The Company utilizes professional advisors to consider its net interest rate risk and to manage its exposure. As of June 30, 2001, the Company was not engaged in any activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates or market commodity prices.

	   Interest on borrowings under the bank credit facility, which expires January 31, 2002, accrue at the rate of LIBOR plus 1.35% or the prime rate minus 1/2%. Upon the occurrence and during the continuation of any event of default, the interest rate is prime plus one percent (1%). Borrowings are limited to defined percentages of eligible inventory and accounts receivable. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. As of June 30, 2001, the Company had $12.2 million outstanding.

	   The notes bear interest at a fixed rate of 7.66% per annum, with interest paid semi-annually. Principal payments commenced on November 1, 2000 and are due in equal annual installments over six years.

     The fair value for the Company's unsecured senior notes was approximately $19.8 million and $19.7 million as of September 30, 2000 and September 25, 1999, respectively. The fair value of such long-term debt is estimated using a discounted cash flow analysis, based on the estimated market rate as of September 30, 2000. Management does not believe there has been a material change in the fair value of the notes since September 30, 2000.

	   As discussed in Note 6 to the Financial Statements, the Company has classified the total $16.7 million of unsecured term debt as a current liability as the payments are subject to acceleration. If payments are not accelerated, maturities of long-term debt will be as follows:


          Years Ending September 30,		     Amount

                  	2001                      $	3,333,333
           	2002	3,333,333
	2003	3,333,333
	2004	3,333,334
	2005	3,333,334
	Thereafter                       -

	Total                      $16,666,667



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




DATED:  August 13, 2001         KENTUCKY ELECTRIC STEEL, INC.
                                          (Registrant)


                                     William J. Jessie
                               William J. Jessie, Vice President,
                                 Secretary, Treasurer, and
                                 Principal Financial Officer