Form 10-K
period 2001-09-29
KENTUCKY ELECTRIC STEEL INC /DE/
filed 2002-01-16
CIK 910394

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549




(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 29, 2001

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

Yes  ( )    No  (X)











(Cover Page 1 of 2 Pages)

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price on January 7, 2002:
$2,089,962.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of January 7, 2002:

4,100,285 shares of Common Stock, par value $.01 per share.




DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's Proxy Statement for the Annual
Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14(a) are incorporated herein by reference in response to items 10 through 13 in Part III of this report.







































(Cover Page 2 of 2 Pages)





KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY

FORM 10-K


TABLE OF CONTENTS


                                                                  Page

PART I ..........................................................   4

     Item 1.  Business ..........................................   4
     Item 2.  Properties ........................................   9
     Item 3.  Legal Proceedings .................................  10
     Item 4.  Submission of Matters to a Vote of Security Holders  10

PART II .........................................................  11

     Item 5.  Market for Registrant's Common Equity and Related
              Shareholder Matters ...............................  11
     Item 6.  Selected Financial Data ...........................  11
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...............  12
     Item 7A. Qualitative and Quantitative Disclosure about
              Market Risk .......................................  20
     Item 8.  Financial Statements and Supplementary Data .......  20
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ...............  20

PART III ........................................................  21


     Item 10. Directors and Executive Officers of the Registrant   21
     Item 11. Executive Compensation ............................  21
     Item 12. Security Ownership of Certain Beneficial
              Owners and Management .............................  21
     Item 13. Certain Relationships and Related Transactions ....  21

PART IV .........................................................  22


     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K ...............................  22

SIGNATURES ......................................................  25

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES  ....................  26












KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY

PART I


Item 1.	Business


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


Current Industry Conditions

During the past three years, market conditions within the domestic steel industry have experienced significant downward economic pressure largely due to market price and shipment volume declines. These market conditions are a result of a number of factors including a decline in the general economy of the United States, a decline in the industries of the Company's customers, the increased cost of production due to high electricity and natural gas costs and an increase in competition from foreign steel companies. These forces have driven market prices to levels below the cost of production for certain domestic producers, and as a result, many steel manufacturers have curtailed production or ceased operations, and a number of steel industry producers have sought protection under the United States Bankruptcy Code.

As a result of these conditions, the Company has experienced sharp declines in shipment volumes and operating margins during fiscal 2001, which impacted the Company's cash flows and produced a pre-tax loss of approximately $9.6 million in fiscal 2001. Since March 31, 2001, the Company has failed to meet the fixed charge coverage ratio covenant of its loan agreements which required the Company to maintain a fixed charge coverage ratio of 2:1 for each rolling four quarter period. In addition to the default of the fixed charge coverage ratio covenant, the Company failed to make a scheduled principal payment on its unsecured senior notes of $3,333,333 due on November 1, 2001.

In response to these conditions, the Company has undertaken and will continue to undertake certain cost control initiatives and was successful in restructuring its long-term debt obligations and bank credit facility in order to manage the Company's liquidity through this difficult market environment. Management anticipates that the market conditions discussed above will continue to impact the Company's operations through fiscal 2002 and negatively impact the Company's financial performance.

Management believes that the Company has the ability to sustain its operations and meet its commitments at least for the near-term through effective management of its operations and the restructured debt and bank credit facility. However, should these negative market conditions worsen or persist on a long-term basis, the Company's ability to continue to manage its liquidity for the long-term may be jeopardized.


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

The production capacity of the Company for finished products is 330,000 tons per year. The Company sold 181,500 tons of finished goods in 2001 which constitutes 55% of its melting and casting capacity. In addition, the Company sold 1,700 billet tons (semi-finished product) in 2001.

The Company transports its products by common carrier, generally shipping by truck and by rail. The Company has railroad sidings at its facilities.


Capital Improvements and Expansion

Annual capital expenditures over the last five fiscal years have averaged $2.2 million, which includes $.8 million expended in fiscal year 2001.

The Board of Directors has currently authorized the use of $.5 million for capital expenditures in fiscal 2002, which includes completion of various projects begun in fiscal 2001, as well as equipment upgrades and replacements. Additional capital expenditures, which may be required, must be approved by the Board of Directors.


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


Cold Drawn Bar Converters Market. The Company sells its expanded range of SBQ hot rolled bar products to cold drawn bar manufacturers. The Company's product range, 1/4" through 3" in thickness and 2" through 12" in width, enables the Company to supply practically all the sizes needed by the converters. The converters remove the scale from the hot rolled bar and draw it through a die. The drawing reduces the cross section, improves surface and internal properties, and produces a more exacting tolerance bar. The end product is sold through distributors and directly to original equipment manufacturers.


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

Customers

The Company sells to over 350 customers. Several wholly-owned subsidiaries of Republic Technologies International aggregated approximately 10.1% of sales for fiscal 2001. No other customer accounted for more than 10% of sales in fiscal 2001. The loss of a principal customer could have a material adverse effect on the Company's operations.

The Company's foreign sales as a percentage of total sales were 8.3% in fiscal 2001. These sales consisted primarily of shipments to Canada and Mexico.


Marketing

Senior management of the Company is directly involved in sales to new and existing customers. Sales are nationwide and in certain foreign markets. Sales efforts are primarily performed by in-house sales personnel and augmented with manufacturers' representative companies. The efforts of these sales representatives are directed by the Company's Vice President, Sales and Marketing.


Competition and Other Market Factors

The domestic and foreign steel industries are characterized by intense competition. The Company competes with domestic and foreign producers, many of whom have financial resources substantially greater than those available to the Company. The Company has identified its principal competition from the following sources: (i) in its leaf-spring suspension market, the Company faces competition from four North American mills; (ii) in its cold drawn bar converters market, the Company competes with five North American mills; (iii) in the steel service center market, the Company encounters competition from numerous North American mills; and (iv) in its truck trailer market, the Company competes with three North American mills. The Company believes that the principal competitive factors affecting its business are quality, service, price and geographic location.


Backlog and Seasonality

As of September 29, 2001, the Company had firm orders for approximately 37,500 tons representing approximately $16.0 million in sales, as compared with approximately 51,600 tons representing approximately $22.4 million in sales, at September 30, 2000.

The Company operates on a continuous basis with two scheduled shutdowns for heavy maintenance work in July and December. The
Company's operations are not subject to seasonal fluctuations in operations or sales.


Raw Materials

The principal raw material used in the Company's steel mill is ferrous scrap. Ferrous scrap is derived from, among other sources, discarded automobiles, appliances, structural steel, railroad cars and machinery. The purchase price of scrap is subject to market conditions largely beyond the control of the Company. The Company is located in an area where scrap is generally available and typically maintains less than one month of scrap supply. Historically, price fluctuations of scrap have had no material long-term impact on the Company. However, while the Company has generally been successful in passing on scrap cost increases through price increases, the effect of steel imports, market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company's ability to increase prices. Two scrap dealers supplied approximately 60% of the Company's scrap in fiscal 2001. In an attempt to ensure an adequate source of raw materials, however, the Company has identified, inspected and purchased scrap from 25 dealers.

	The Company's manufacturing process consumes large amounts of electricity, which the Company purchases from Kentucky Power Company, d/b/a American Electric Power ("AEP"). An abundant regional supply of coal, used in producing electricity, helps keep the Company's energy costs relatively low. Effective November 13, 1997, the Company and AEP entered into a contract for Operating Reserve Interruptible Electric Service ("1997 Contract") which will have a minimum term of five years, or until an open competitive market exists, unless the Company gives AEP at least one year's notice of termination. The 1997 Contract limits AEP's right to interrupt service to only those instances that an AEP unit goes offline or that AEP is responsible to share reserves with other electrical generators pursuant to the East Central Area Reliability Coordination Agreement (ECAR), and any such interruption can be no more than 30 minutes in duration.
Interruptions in the Company's electric service under the 1997 Contract with AEP have been minimal in fiscal 2001 and did not significantly impact the Company's operations.


Employees

As of September 29, 2001, the Company employed 346 people, approximately 80% of whom are members of the United Steelworkers of America. The Company's current five-year collective bargaining agreement expires in September 2004. The Company believes that its wage rates and benefits are competitive with other mini-mills.


Environmental and Regulatory Matters

The Company is subject to federal, state, and local environmental laws and regulations concerning, among other matters, wastewater discharge, air emissions and furnace dust disposal. As with similar mills in the industry, the Company's furnaces are classified as generating hazardous waste (K061) because the furnaces produce certain types of dust containing lead, chromium and cadmium ("Furnace Dust").

Between 1981 and 1983, the prior operator (the "Prior Operator") disposed of Furnace Dust in the Cooksey Brother's landfill, in Cannonsburg, Kentucky ("Cooksey Landfill"). Before 1981 the Prior Operator disposed of Furnace Dust in other locations, including a strip mine. The Company did not assume any liability from the Prior Operator for disposal at the Cooksey Landfill or such other sites.
The Cooksey Landfill is operating pursuant to a permit and bond issued and approved by the Kentucky Division of Waste Management, and the Company has no reason to believe that the Cooksey Landfill or other sites are likely targets for listing as a Kentucky "uncontrolled site" or Federal Superfund Site. On May 5, 1999, the Company was notified by the Kentucky Division of Waste Management ("DWM") that as a result of a RCRA Facility Assessment ("RFA") conducted in 1986 and 1987 while the Company's mill was operated by the Prior Operator, that DWM requests that the Company undertake a RCRA Facility Investigation ("RFI") and, if necessary, thereafter, a RCRA Corrective Measures Study ("CMS") and, if necessary, thereafter, a RCRA Corrective Measures Implementation ("CMI"). On June 8, 1999, the Company was notified by DWM that the Company's mill had been listed with 32 other sites in Kentucky as a high priority for clean-up on the RCRA Corrective Action Baseline List of Facilities. The Company has not made a determination as to whether the Prior Operator released any hazardous waste at its site, has submitted a confirmatory sampling plan and is continuing negotiations with DWM. The Company, however, could incur investigation and/or clean-up expenses in the future with respect to the operation of the Company's facility by the Prior Operator with respect to the Cooksey Landfill or such other sites if
(1) the sites are listed as a Kentucky "Uncontrolled Site" or Federal Superfund Site, (2) DWM required the Company to undertake an RFI, CMS and CMI, and (3) the Company is not successful in obtaining full indemnification from the Prior Operator.


	The Company's operations are subject to the Federal Clean Air Act which provides for regulation, through state implementation of federal requirements, of the emission of certain air pollutants. On June 2, 1999, the Kentucky Division for Air Quality issued to the Company its Title V Operating Permit ("Air Permit") with an expiration date of June 2, 2004. As with similar mills in the industry, the Federal Clean Air Act required that the Permit include emission limitations and standards as well as monitoring, recordkeeping, reporting, inspection and entry requirements to assure compliance with those limits. Pursuant to the United States Environmental Protection Agency (USEPA) Mini-mill Audit Initiative, the Company continues to evaluate past compliance with applicable regulations. The Company has also agreed with the Kentucky Division for Air Quality to conduct a stack test of emissions from its EAF/LMF baghouse to further evaluate compliance with its Air Permit. Additionally, the Company does not know whether it will be able to consistently comply with the Air Permit without additional capital and/or operating expense.

	The Company's operations are also subject to the Federal Clean Water Act which provides for regulation through state implementation of federal requirements of the discharge of certain water pollutants. On March 19, 1999, the Kentucky Division of Water ("DOW") issued the Company its Kentucky Pollutant Discharge Elimination System Permit ("Water Permit") with an expiration date of May 31, 2002. In its application for the Water Permit, the Company requested that DOW re-evaluate the temperature limits established in its prior permit. DOW agreed to determine allowable surface water temperatures on a site-specific basis and included in the Water Permit a requirement that the Company conduct a year-long thermal plume study to assess the impact of the effluent temperature on the aquatic biota in the receiving stream. The study has been completed and DOW will determine whether to allow surface water temperatures on a site-specific basis utilizing available data and the results of the thermal plume study. The Company, therefore, does not know whether it will be able to comply with temperature limits without additional capital and/or operating expense when the limits are determined by DOW.

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

The Company's operations are located on approximately 126 acres of land near Ashland, Kentucky, next to an interstate highway and a rail line. The Company believes that its facilities are well maintained, in good condition and adequate and suitable for its operating needs. The Company has completed certain capital expenditures with respect to its properties. See Item 1 -
Business - "Manufacturing Operations" and "Capital Improvements and
Expansion."


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

There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year ended September 29, 2001.

      Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 26, 2002.

The names, ages and positions of all of the executive officers of the Registrant as of September 29, 2001 are listed below with their business experience with the Registrant for the past five years. Officers are elected annually by the Board of Directors at the first meeting of directors following the annual meeting of stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Charles C. Hanebuth, 57, has been President and Chief Executive Officer of the Company since its formation in August 1993. From November 1990 to October 1993, Mr. Hanebuth was President and Chief Operating Officer of Kentucky Electric Steel Corporation, a wholly-owned subsidiary of NS Group, Inc. Mr. Hanebuth has 22 years management experience in the steel industry. Mr. Hanebuth is a advisory director of Fifth Third Bank Ohio Valley.

William J. Jessie, 51, a certified public accountant, has been Vice President, Secretary, Treasurer and Chief Financial Officer of the Company since its formation in August 1993. Prior to August 1993, he was Controller of Kentucky Electric Steel Corporation since 1986. Mr. Jessie has 21 years of public accounting experience with national and local accounting firms.

Joseph E. Harrison, 57, has been Vice President of Sales and Marketing of the Company since its formation in August 1993. From February 1991 to August 1993 he was General Sales Manager of Kentucky Electric Steel Corporation. Mr. Harrison has over 31 years of sales experience in the steel industry.

William H. Gerak, 56, has been Vice President of Administration of the Company since January 1994. From February 1988 to December 1993 he was the Director of Human Resources and Labor Relations for Heekin Can, Inc., a wholly-owned subsidiary of Ball Corporation, a producer of steel food and aerosol containers, head-quartered in Cincinnati, Ohio. Mr. Gerak has over 27 years of human resource and administrative experience.







PART II


Item 5.	Market for Registrant's Common Equity and Related
Shareholder Matters

Effective with the opening of the stock market on August 20, 2001, the Company's common stock trades on the NASDAQ Small Cap Market under the symbol "KESI." Prior to August 20, 2001, the Company's common stock traded on the NASDAQ National Market under the symbol "KESI." The following table sets forth, for the fiscal periods indicated, the high and low closing prices of the stock on the NASDAQ National or NASDAQ Small Cap Market:

                               Fiscal 2000            Fiscal 2001
                            High         Low        High        Low
      First Quarter      $ 4.000      $ 2.375    $ 2.500     $ 1.500
Second Quarter       2.625        1.750      1.875       1.250
      Third Quarter        2.781        1.875      1.900       1.280
      Fourth Quarter       2.500        1.625      1.370        .600


On January 7, 2002, there were approximately 800 beneficial owners of the Company's common stock.

The Company currently intends to retain all earnings to support the development of its business. Certain of the Company's debt instruments currently prohibit the payment of dividends and the repurchase of Company stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of the Notes to Consolidated Financial Statements of the Company.


Item 6.	Selected Financial Data

The selected financial data shown below for the five years in the period ended September 29, 2001 are derived from the audited financial statements of the Company. The information set forth below should be used in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere herein.




















                                                   Year Ended
                           Sept. 27,   Sept. 26,   Sept. 25    Sept. 30,   Sept. 29,
                             1997         1998       1999        2000        2001
                                (In thousands, except share and per share data)
Income Statement Data:
  Net sales ............   $ 97,966    $113,676    $110,265    $120,585    $ 77,859
  Cost of goods sold ...     93,306     101,940     100,016     110,883      77,863
                            -------     -------     -------     -------     -------
    Gross profit (loss).      4,660      11,736      10,249       9,702          (4)
  Selling and admini-
    strative expenses ..      6,800       7,011       7,627       7,573       8,298
                            -------     -------     -------     -------     -------
    Operating income (loss)  (2,140)      4,725       2,622       2,129      (8,302)

  Interest expense .....     (2,125)     (2,395)     (2,274)     (2,528)     (2,051)
  Interest income and
    other ..............         34          80       1,234         911         909
  Loss on abandonment
    of assets ..........       -           -           -           -           (457)
  Gain on involuntary con-
    version of equipment       -           -           -           -            256
                            -------     -------     -------     -------     -------
    Income (loss) before
     income taxes ......     (4,231)      2,410       1,582         512      (9,645)
  Income taxes .........     (1,599)        916         604         195       5,624
                            -------     -------     -------     -------     -------
      Net income (loss)    $ (2,632)   $  1,494    $    978    $    317    $(15,269)

  Net income (loss)
    per common share -
    basic and diluted...   $   (.57)   $    .32    $    .24         .08    $  (3.74)

  Weighted average shares
    outstanding-basic     4,633,315   4,624,671   4,085,480   4,074,463   4,081,966

  Weighted average shares
    outstanding-diluted   4,633,315   4,630,920   4,089,219   4,074,463   4,081,966

Balance Sheet Data:
  Working capital .....    $ 11,335     $14,153     $15,718     $23,924     $15,935
  Total assets ........      78,770      80,251      82,941      76,954      60,014
  Long-term debt (1) ..      20,000      20,000      20,000      16,667      16,667
  Shareholders' equity       34,211      35,192      35,252      35,612      20,383

(1)	Net of current portion.


Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following analysis of results of operations and financial condition of the Company should be read in conjunction with "Selected Financial Data" and Financial Statements and Supplementary Data included elsewhere herein.

General

 The Company manufactures special bar quality alloy and carbon steel bar flats to precise customer specification for sale in a variety of niche markets. Market conditions caused the Company to experience sharp declines in shipment volumes and operating margins during fiscal 2001, which impacted the Company's cash flows and produced a pre-tax loss of approximately $9.6 million. See "Current Industry Conditions."

The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks;
however, the fiscal year ended September 30, 2000 has fifty-three weeks. The fiscal year ended September 29, 2001 has fifty-two weeks.





Results of Operations

The following table sets forth the percentages of the Company's net sales represented by certain income and expense items for the periods indicated.

                                              Year Ended
                                   September   September   September
                                    25, 1999    30, 2000    29, 2001
    Net sales ....................   100.0%      100.0%      100.0%
    Cost of goods sold ...........    90.7        92.0       100.0
                                     -----       -----       -----
    Gross profit (loss) ..........     9.3         8.0          -
    Selling and administrative
      expenses ...................     6.9         6.3        10.7
                                     -----       -----       -----
    Operating income (loss) ......     2.4         1.7       (10.7)

    Interest expense .............    (2.1)       (2.1)       (2.6)
    Interest income and other ....     1.1          .8         1.2
    Loss on abandonment of assets       -           -          (.6)
    Gain on involuntary conversion
      of equipment ...............      -           -           .3
                                     -----       -----       -----
    Income (loss) before
      income taxes ...............     1.4          .4       (12.4)

    Income taxes  ................      .5          .1         7.2
                                     -----       -----       -----
    Net income (loss) ............      .9%         .3%      (19.6%)


Year Ended September 29, 2001 Compared with Year Ended September 30,
2000

	Net Sales. Net sales for fiscal 2001 decreased by $42.7 million (35.4%) to $77.9 million from $120.6 million in fiscal 2000. The decrease in net sales is attributable to a significant decrease in shipments combined with a decrease in average selling price. Finished goods tons shipped decreased 31.5% from 264,800 tons in fiscal 2000 to 181,500 tons in fiscal 2001. The decrease in finished goods tons shipped reflects market conditions throughout the steel industry. The average selling price per finished goods shipped was down 3.9% in fiscal 2001 as compared to fiscal 2000. The decrease in average selling price for fiscal 2001 is attributed to market price reductions and a change in product mix. In addition, fiscal 2001 shipments included 1,700 tons of billets (semi-finished product) as compared to 11,800 tons of billets in fiscal 2000.

	Cost of Goods Sold. Cost of goods sold for fiscal 2001 decreased by $33.0 million, or 29.8% to $77.9 million from $110.9 million in fiscal 2000. As a percentage of net sales, cost of goods sold increased from 92.0% in fiscal 2000 to 100% in fiscal 2001. The decrease in cost of goods sold reflects the decrease in shipments (as discussed above) offset by an increase in the per ton cost of tons shipped. The increase in the per ton manufacturing costs of tons shipped for fiscal 2001 resulted from lower production levels and higher energy costs partially offset by lower scrap costs. The increase in cost of goods sold, as a percentage of net sales for fiscal 2001, as compared to fiscal 2000, reflects lower selling prices (as discussed above) and the increase in per ton manufacturing costs.





	Gross Profit (Loss). As a result of the above, gross profit for fiscal 2001 decreased by $9.7 million from $9.7 million in fiscal 2001 to ($4,000) in fiscal 2001. As a percentage of net sales, gross profit decreased from 8.0% in fiscal 2000 to 0% in fiscal 2001.

	Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, human resources, and other administrative departments. Selling and administrative expenses for fiscal 2001 increased by $.7 million (9.6%) to $8.3 million from $7.6 million in fiscal 2001. As a percentage of net sales, such expenses increased from 6.3% for fiscal 2000 to 10.7% for fiscal 2001. The increase in the percentage of selling and administrative expenses to net sales for fiscal 2001, as compared to fiscal 2000, is due to the significant decrease in net sales and the increase in actual expenses. The increase in selling and administrative expenses for fiscal 2001 as compared to fiscal 2000 is primarily due to an increase in bad debt expense. The increase in bad debt expense is due to the bankruptcy of a large customer which is currently in reorganization.

	Operating Income (Loss). For the reasons described above, operating income decreased by $10.4 million from $2.1 million in fiscal 2000 to an operating loss of $(8.3) million in fiscal 2001. As a percentage of net sales, operating income decreased from 1.7% in fiscal 2000 to (10.7%) in fiscal 2001.

	Interest Expense. Interest expense decreased by $.4 million to $2.1 million in fiscal 2001 from $2.5 million in fiscal 2000. The decrease in interest expense in fiscal 2001 is due to the decrease in long-term debt and the decrease in the average amount outstanding on the Company's line of credit. To a lesser extent, the decrease in interest expense reflects lower line of credit interest rates and the fact that there was one less week in fiscal 2001.

	Interest Income and Other. Interest and other income for fiscal 2001 and 2000 was $.9 million. Fiscal 2001 and 2000 includes $.4 million and $.8 million, respectively, for a claim settlement pertaining primarily to the Company's purchase of electrodes during the years 1992 and 1997. Interest income increased $.2 million in fiscal 2001 due to the investment of proceeds from the sale and leaseback transaction completed in September 2000.

	Loss on Abandonment of Assets. During fiscal 2001, the Company disposed of certain assets that were no longer in service. The net book value of the equipment abandoned was $.5 million which is reflected as a loss in the financial statements for fiscal 2001.

	Gain on Involuntary Conversion of Equipment. As a result of a fire which destroyed an auxiliary building and certain equipment, the Company received insurance proceeds of $448,000 for the replacement cost of the building and equipment and other additional expenses associated with the fire. The net book value of the assets destroyed was approximately $57,000 and the Company has incurred approximately $135,000 in additional expenses associated with the fire and expended $313,000 on the new building and equipment. The excess of the replacement cost over the net book value of the building and equipment destroyed resulted in a gain of approximately $256,000.

	Provision (Credit) for Income Taxes. The Company has recorded a tax provision of approximately $5.6 million in fiscal 2001 which, based on a pre-tax loss of approximately $9.6 million, results in a negative effective tax rate of approximately 59%. Due to the loss incurred in fiscal 2001, continuing losses, related debt re-structurings (see "Current Industry Conditions"), the potential limitation of utilizing net operating losses under Section 382 of the Internal Revenue Code (as discussed below) and management's current belief that the available objective evidence creates sufficient uncertainty regarding the realizability of previously recognized deferred tax assets, the Company recorded a valuation allowance of approximately $8.9 million during the fourth quarter of fiscal 2001 which fully offsets previously recognized deferred tax assets. The Financial Accounting Standards Board Statement No. 109 (SFAS 109) "Accounting for Income Taxes", requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized." The Company will continue to provide a 100% valuation allowance for the deferred tax asset in the future until the Company returns to an appropriate level of cumulative financial accounting income. The ultimate realization of a future tax benefit related to net operating loss carryforwards depends on the Company's ability to generate sufficient taxable income in the future. If the Company is able to generate sufficient taxable income in the future, the Company will reduce the valuation allowance through a reduction of income tax expense (and a corresponding increase in shareholders' equity).

The realization of a benefit from net operating loss carryforwards which can, and previously did, generate deferred tax assets, may also be limited by Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code contains rules designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, Section 382 rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. Purchases of the Company's common stock in amounts greater than specified levels could inadvertently create a limitation on the Company's ability to utilize its net operating losses for tax purposes in the future.

	Net Income (Loss). As a result of the above, net income decreased by $15.6 million from $.3 million in fiscal 2000 to a net loss of $(15.3) million in fiscal 2001. As a percentage of net sales, net income (loss) decreased from .3% in fiscal 2000 to (19.6%) in fiscal 2001.


Year Ended September 30, 2000 Compared with Year Ended September 25,
1999

	Net Sales. Net sales for fiscal 2000 increased by $10.3 million (9.4%) to $120.6 million from $110.3 million in fiscal 1999. The increase in net sales is attributable to an increase in shipments offset by a decrease in average selling price. Finished goods shipments increased by 8.9% from 243,100 tons in fiscal 1999 to 264,800 in fiscal 2000. The average selling price per finished goods shipped was down 2.0% in fiscal 2000 as compared to fiscal 1999. The decrease in finished goods average selling price for fiscal 2000 is primarily attributable to a change in product mix as the Company increased its participation in lower priced products. In addition, fiscal 2000 shipments included 11,800 tons of billets (semi-finished product) as compared to 800 tons of billets in fiscal 1999.

	Cost of Goods Sold. Cost of goods sold for fiscal 2000 increased by $10.9 million, or 10.9% to $110.9 million from $100.0 million in fiscal 1999. As a percentage of net sales, cost of goods sold increased from 90.7% in fiscal 1999 to 92.0% in fiscal 2000. The increase in cost of goods sold reflects the increase in shipments (as discussed above) offset by a decrease in the per ton cost of tons shipped. The decrease in the per ton manufacturing costs of tons shipped for fiscal 2000 resulted from lower conversion costs due to increased productivity offset by higher scrap costs. The increase in cost of goods sold as a percentage of net sales for fiscal 2000, as compared to fiscal 1999, reflects lower selling prices (as discussed above) partially offset by lower per ton manufacturing costs.

	Gross Profit. As a result of the above, gross profit for fiscal 2000 decreased by $.5 million from $10.2 million in fiscal 1999 to $9.7 million in fiscal 2000. As a percentage of net sales, gross profit decreased from 9.3% in fiscal 1999 to 8.0% in fiscal 2000.

	Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, human resources, and other administrative departments. Selling and administrative expenses for fiscal 2000 and 1999 were $7.6 million with decreases in legal and professional fees being offset by increases in the provision for bad debt expense, sales commissions, and miscellaneous other items. As a percentage of net sales, such expenses decreased from 6.9% for fiscal 1999 to 6.3% for fiscal 2000. The decrease in selling and administrative expenses as a percentage of net sales for fiscal 2000, as compared to fiscal 1999, is due to higher net sales in 2000.

	Operating Income. For the reasons described above, operating income decreased by $.5 million (18.8%) from $2.6 million in fiscal 1999 to $2.1 million in fiscal 2000. As a percentage of net sales, operating income decreased from 2.4% in fiscal 1999 to 1.7% in fiscal 2000.
	Interest Expense. Interest expense increased by $.2 million to $2.5 million in fiscal 2000 from $2.3 million in fiscal 1999. The increase in interest expense is due to an increase in both the average interest rate and the average amount outstanding on the line of credit.

	Provision (Credit) for Income Taxes. The Company has recorded a tax provision of approximately $.2 million in fiscal 2000 as compared to a tax provision of approximately $.6 million in fiscal 1999 at an effective tax rate of 38% for both years. As of September 30, 2000 the Company had net deferred tax assets of $5.7 million, which were net of a $2.7 million valuation allowance. Included in the $8.4 million of gross deferred tax assets was $5.4 million representing the tax benefit of net operating tax loss carryforwards which expire beginning in 2011. The realization of the deferred tax assets is dependent in part upon generation of sufficient future taxable income. Management considered the levels of currently anticipated pre-tax income in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical pre-tax income levels of operations for fiscal 1998, 1999, and 2000, and other factors, management believed it was more likely than not that the net deferred tax asset, after consideration of the valuation allowance which has been established, would be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in future years if estimates of future taxable income during the carryforward period are reduced.

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



Liquidity and Capital Resources

	The Company considers its level of cash, availability under its line of credit, and its current ratio and working capital to be its most important measures of short-term liquidity. In terms of long-term liquidity indicators, the Company believes its historical levels of cash generated from operations and required debt repayments to be the most important measures.

	Cash flows from operating activities amounted to $.7 million and $6.2 million in fiscal 1999 and 2000, respectively. Net cash used by operating activities was $7,000 in fiscal 2001. Fiscal 1999 operating cash flows reflect net income of $1.0 million, depreciation and amortization of $3.6 million and the decrease in the net deferred tax asset of $.7 million. Operating cash flows were negatively impacted by increases in accounts receivable and inventories of $2.1 million and $2.4 million, respectively. Also, operating cash flows were positively impacted by an increase of $1.2 million in trade accounts payable. The increase in inventories and accounts payable is primarily due to an increase in scrap and billet inventory. The increase in accounts receivable reflects the higher sales level in the latter part of fiscal 1999.

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

	Fiscal 2001 operating cash flows reflect the net loss of $15.3 million, the write-off of deferred tax assets of $5.7 million, depreciation and amortization of $2.8 million and the loss on abandonment of assets of $.5 million. Operating cash flows were positively impacted by decreases in inventories and accounts receivable of $4.7 million and $2.3 million, respectively. Also, operating cash flows were negatively impacted by the decrease in trade accounts payable of $.9 million. The decrease in inventories is due to a decrease in the tons of scrap, billets, and finished goods inventory which reflects lower operating levels. The decrease inventory tonnage was offset somewhat by an increase in the carrying value of billets and finished goods inventory. The increase in the carrying value of billets and finished goods inventory reflects higher per ton cost due to lower production levels in fiscal 2001. The decrease in accounts receivable is due to the decrease in sales in fiscal 2001. The decrease in accounts payable is due to lower operating levels.

	Cash flows used by investing activities consisted of capital expenditures of $2.8 million in fiscal 1999. Cash flows provided by investing activities amounted to $7.2 million in fiscal 2000 and consisted of proceeds from sale-leaseback transaction of $8.5 million offset by capital expenditures of $1.3 million. Cash flows used by investing activities amounted to $.5 million in fiscal 2001 and consisted of capital expenditures of $.8 million offset by proceeds from involuntary conversion of $.3 million.

	Cash flows provided from financing activities amounted to $2.2 million in fiscal 1999 and reflects $3.1 million in advances on the Company's line of credit facility offset by $1.0 million used to purchase treasury stock. Cash flows used in financing activities amounted to $4.9 million and $.7 million in fiscal 2000 and 2001, respectively. The $4.9 million in fiscal 2000 reflects the $4.9 million in net repayments on the Company's line of credit facility. The $.7 million in fiscal 2001 reflects the $3.3 million repayment of long-term debt offset by the $2.6 million in advances on the Company's line of credit facility.

	Working capital at September 29, 2001, was $15.9 million as compared to $23.9 million at September 30, 2000. The current ratio was 1.7 to 1.0 at September 29, 2001 as compared to 2.0 to 1.0 at September 30, 2000.

	The Company completed its 500,000 share buyback program during fiscal 1998 and the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's common stock. During the fiscal year ended September 29, 2001, the Company did not repurchase any shares of its common stock leaving 60,515 authorized repurchase shares remaining.

	The Company's primary ongoing cash requirements are for current capital expenditures and ongoing working capital. Since March 31, 2001, the Company has failed to meet the fixed charge coverage ratio covenant which required the Company to maintain a fixed charge coverage ratio of 2:1 for each rolling four quarter period. In addition to the default of the fixed charge coverage ratio covenant, the Company failed to make a scheduled principal payment on the unsecured senior notes of $3,333,333 due on November 1, 2001. These covenant violations were waived in connection with the debt restructuring as discussed below.

	On January 14, 2002, the Company was successful in restructuring its existing debt obligations. As a result of this restructured financing, the Company deferred its November 1, 2001 principal payment and a portion of the scheduled November 1, 2002 principal payment until November 1, 2005. Annual maturities of the senior notes under the restructured financing are $1,500,000 due on November 1, 2002, $3,333,333 due on September 30, 2003, $3,333,333 due on November 1,
2004 and $8,500,000 due on November 1, 2005. These notes bear interest at the fixed rate of 9.00% per annum, with interest paid monthly.

	The restructured financing also includes an $18 million secured bank credit facility which expires on November 1, 2005. Borrowings are limited to defined percentages of eligible inventory and accounts receivable. Interest on borrowings accrue at the rate of prime plus 2.5%. As of January 14, 2002, approximately $10.0 million was outstanding under the Company's line of credit, approximately $1.1 million was utilized to collateralize various letters of credit and $4.2 million was available for additional borrowings. In addition, the Company had approximately $.7 million in cash.

	Under the terms of the restructured financing, both the senior notes and the borrowings on the line of credit are secured by all current and future assets of the Company, including, but not limited to, accounts receivable, inventory, and all real property, plant and equipment.

	The senior notes and bank credit facility in the restructured financing contain restrictive covenants, which include, among other requirements , the maintenance of minimum shareholders' equity; minimum earnings before interest, taxes, depreciation, and amortization (EBITDA); minimum interest coverage ratio; minimum debt service coverage ratio; capital expenditure restrictions; and prohibition on the payment of dividends.

	Though the Company will continue its aggressive working capital management and cost reduction initiatives, continued losses similar to those incurred in fiscal 2001 will severely limit the Company's ability to provide future liquidity from operations and remain in compliance with the new covenants of the restructured financing.
There can be no assurances that long-term cash requirements and compliance with existing debt covenants will be met if the Company continues to incur significant financial losses for an extended period of time.

Recent Developments

	On March 15, 2001, the Company received a determination letter from the Nasdaq Stock Market, Inc. indicating that, absent a successful appeal by the Company, the Company's common stock would be removed from listing on the Nasdaq National Market. This determination was made based on the Company's common stock failing to maintain public float market value of $5,000,000 as required under Nasdaq's National Market rules. The Company requested a hearing on the written record before a Nasdaq Listing Qualifications Panel to appeal the staff's determination. The Company's appeal was rejected by the Nasdaq Listing Qualifications Panel. The Panel agreed to automatically transfer the Company's common stock to the Nasdaq Small Cap Market effective with the opening of the market on August 20, 2001.

	See "Current Industry Conditions" for other recent developments.


Impact of Inflation and Changing Prices

While the Company has not experienced any material long-term adverse effects on operations in recent years because of inflation, margins have been affected by inflationary conditions. The Company's primary cost components are steel scrap, labor, and energy, all of which are susceptible to domestic inflationary pressures. Scrap costs are frequently influenced by supply and demand factors as well as general economic conditions. Finished product prices are influenced by nationwide economic trends, steel imports, and manufacturing capacity within the steel industry. While the Company has generally been successful in passing on cost increases through price increases, the effect of steel imports, market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company's ability to increase prices. See "Business - Competition and Other Market Factors," "Raw Materials," "Manufacturing Operation" and "Employees."


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

	The Company is exposed to certain market risks that are inherent in financial instruments arising from transactions that are entered into in the normal course of business. The Company does not enter into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes but is subject to interest rate risk on its fixed interest rate secured senior notes. The bank credit facility has a variable interest rate which reduces the potential exposure of interest rate risk from a cash flow perspective. The fair value of debt with a fixed interest rate generally will increase as interest rates fall given consistency in all other factors. Conversely, the fair value of fixed rate debt will decrease as interest rates rise.

The Company is also subject to increases in the cost of energy, supplies and steel scrap due to inflation and market conditions.


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


Item 13.	Certain Relationships and Related Transactions

	None.



PART IV


Item 14.	Exhibits, Financial Statement Schedules and Reports on
Form 8-K

  (a)1.     See Index to Financial Statements and Schedule

  (a)2.	See Index to Financial Statements and Schedule

  (a)3.     Exhibits

     3.1	Certificate of Incorporation of Kentucky Electric Steel,
Inc., filed as Exhibit 3.1 to Registrant's Registration
Statement on Form S-1 (No. 33-67140), and incorporated by reference herein.

     3.2 	By-Laws of Kentucky Electric Steel, Inc., filed as Exhibit
3.2 to Registrant's Registration Statement on Form S-1
(No. 33-67140), and incorporated by reference herein.

     4.1	Senior Note Agreement between Registrant and a group of
institutional investors. Filed as Exhibit 4.1 to Registrant's Form 10-K for the fiscal year ended September
30, 1995, File No. 0-22416, and incorporated by reference herein.

4.2	First Amendment Agreement to Senior Note Agreement between
Registrant and a group of institutional investors. Filed as Exhibit 4.4 to Registrant's Form 10-Q, No. 0-22416, filed on February 11, 1997, and incorporated by reference herein.

     4.3	Amended and Restated Loan Agreement between Registrant and
National City Bank of Kentucky dated January 14, 2002, filed herewith.

4.4	Amendment No. 2 to Senior Note Agreement between
Registrant and a group of institutional investors, filed herewith.


    10.1	Transfer Agreement between NS Group, Inc., Kentucky
Electric Steel Corporation, and Registrant, filed as
Exhibit 10.2 to Registrant's Form 10-K for the fiscal year ended September 25, 1993, File No. 0-22416, and incorporated by reference herein.

    10.2	Tax Agreement between NS Group, Inc., Kentucky Electric
Steel Corporation and Registrant, filed as Exhibit 10.3 to
Registrant's Form 10-K for the fiscal year ended September
25, 1993, File No. 0-22416, and incorporated by reference herein.

    10.3	Form of Indemnification Agreement between Registrant and
Its Executive Officers and Directors, filed as Exhibit
10.4 to Amendment No. 1 to Registrant's Registration
Statement on Form S-1 (No. 33-67140), and incorporated by reference herein.*

    10.4	Registration Rights Agreement between Registrant and NS
Group, Inc., filed as Exhibit 10.7 to Registrant's Form
10-K for the fiscal year ended September 25, 1993, File
No. 0-22416, and incorporated by reference herein.

10.5	Kentucky Electric Steel, Inc. 1993 Employee Stock Option/
Restricted Stock Plan, filed on Registrant's Form S-8 (No.
33-77598), filed on April 12, 1994, and incorporated by reference herein.*

10.6	Kentucky Electric Steel, Inc. 1993 Transition Stock Option
Plan, filed on Registrant's Form S-8 (No. 33-77598), filed on April 12, 1994, and incorporated by reference herein.

    10.7	The Kentucky Electric Steel, Inc. Salary Continuation
Plan, effective June 7, 1994, as amended, for the benefit of the Company's eligible salaried employees, filed as Exhibit 10.8 to Registrant's Form 10-Q, File
No. 0-22416, filed on August 6, 1999, and incorporated by reference herein.*

    10.8 	The Kentucky Electric Steel, Inc. Executive Severance
Plan, effective June 7, 1994, as amended, for the benefit of the Company's eligible Executive Officers, filed as
Exhibit 10.9 to Registrant's Form 10-Q, File No. 0-22416, filed on August 6, 1999, and incorporated by reference herein.*

    10.9	Employment Agreements dated June 7, 1994, as amended,
between Kentucky Electric Steel, Inc. and its four
Executive Officers, filed as Exhibit 10.10 to Registrant's
Form 10-Q, file No. 0-22416, filed on August 6, 1999 and incorporated by reference herein.*

    10.10	Form of Salary Continuation Agreements entered into
between Kentucky Electric Steel, Inc. and its four
Executive Officers, filed as Exhibit 10.11 to Registrant's
Form 10-K for fiscal year ended September 25, 1999, File
No. 0-22416, and incorporated by reference herein.*

    10.11	The Kentucky Electric Steel, Inc. Key Employee Stock/Loan
Plan, effective February 2, 1995 for the benefit of the
Company's   Executive Officers, filed as Exhibit 10.14 to
Registrant's Form 10-Q, No. 0-22416, filed on February 9,
1995, and incorporated by reference herein.*




    10.12	Kentucky Electric Steel, Inc. 1994 Employee Stock Option/
Restricted Stock Plan, filed on Registrant's Form S-8 (No.
33-301218), filed on February 12, 1996, and incorporated by reference herein.*

    10.13	Rights Agreement between Kentucky Electric Steel, Inc. and
EquiServe Trust Company, N.A., dated as of September 1,
1999, filed  as Exhibit 4.8 to Registrant's Form 8-K, File
No. 0-22416, filed on September 14, 1999 and incorporated by reference herein.

10.14	The Kentucky Electric Steel, Inc. 1999 Share Plan for Non-
Employee Directors, filed as Exhibit 10.18 to Registrant's
Form 10-Q, No. 0-22416 filed on August 6, 1999 and incorporated by reference herein.*

10.15	Form of Promissory Note dated October 6, 1999, between
Kentucky Electric Steel, Inc. and its four executive officers, filed as Exhibit 10.19 to Registrant's From 10-K for the fiscal year ended September 25, 1999, File No. 0-
22416, and incorporated by reference herein.*

10.16	Form of Loan Forgiveness Agreement dated October 6, 1999,
between Kentucky Electric Steel, Inc. and its four executive officers, filed as Exhibit 10.20 to Registrant's
Form 10-K for the fiscal year ended September 25, 1999, File No. 0-22416, and incorporated by reference herein.*

10.17	Trust Under Certain Kentucky Electric Steel Salary
Continuation Agreements dated October 14, 1999, filed as
Exhibit 10.21 to Registrant's Form 10-K for the fiscal year ended September 25, 1999, File No. 0-22416, and incorporated by reference herein.*

10.18    Master Equipment Lease for Manufacturing Equipment dated
September 30, 2000 with Fifth Third Bank, Ohio Valley, filed as Exhibit 10.18 to Registrant's Form 10-K for fiscal year ended September 30, 2000, File No. 0-22416, and incorporated by reference herein.

10.19    Master Equipment Lease for Manufacturing Equipment dated
September 30, 2000 with Fifth Third Bank, Ohio Valley, filed as Exhibit 10.19 to Registrant's Form 10-K for fiscal year ended September 30, 2000, File No. 0-22416, and incorporated by reference herein.

    10.20	Kentucky Electric Steel, Inc. 2001 Share Plan for Non-
Employee Directors, filed as Exhibit 10.22 to Registrant's
Form 10-Q, File No. 0-22416, filed on March 31, 2001, and incorporated by reference herein.

    10.21	Amended and Restated Addendum A to Master Equipment Lease
for Manufacturing Equipment, dated January 14, 2002 with
Fifth Third Bank, Ohio Valley, filed herewith.


    23	Consent of Arthur Andersen LLP


     (b)    Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 29, 2001.

   *	Indicates management contracts or compensatory plans or
arrangements in which one or more Directors or Executive
Officers of the Company participate or is a party.










SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


January 16, 2002        By:  \s\Charles C. Hanebuth
                             Charles C. Hanebuth
                             President, Chief Executive
                             Officer and Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                         Title                      Date

\s\Charles C. Hanebuth       President, Chief Executive Officer    January 16, 2002
Charles C. Hanebuth            and Chairman


\s\William J. Jessie         Vice President, Secretary,            January 16, 2002
William J. Jessie              Treasurer and Chief Financial
                               Officer
                               (Principal Financial and
                               Accounting Officer)

\s\Clifford R. Borland       Director                              January 16, 2002
Clifford R. Borland

\s\Carl E. Edwards, Jr.      Director                              January 16, 2002
Carl E. Edwards, Jr.

\s\J. Marvin Quin, II        Director                              January 16, 2002
J. Marvin Quin, II

\s\David C. Struve           Director                              January 16, 2002
David C. Struve








KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



Financial Statements                                    Page(s)

Report of Independent Public Accountants ..............   F-1

Consolidated Balance Sheets - September 30, 2000 and
September 29, 2001 ....................................   F-2

Consolidated Statements of Operations - Years ended
September 25, 1999, September 30, 2000
and September 29, 2001 ................................   F-3

Consolidated Statements of Changes in Shareholders'
Equity - Years ended September 25, 1999, September 30,
2000, and September 29, 2001 ..........................   F-4

Consolidated Statements of Cash Flows - Years ended
September 25, 1999, September 30, 2000
and September 29, 2001 ................................   F-5

Notes to Consolidated Financial Statements ............   F-6


Financial Statement Schedule

      Report of Independent Public Accountants ..............   S-1

Schedule II  Valuation and Qualifying Accounts ........   S-2















REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Kentucky Electric Steel, Inc. and Subsidiary:

	We have audited the accompanying consolidated balance sheets of Kentucky Electric Steel, Inc. (a Delaware corporation) and Subsidiary as of September 30, 2000 and September 29, 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Electric Steel, Inc. and Subsidiary as of September 30, 2000 and
September 29, 2001 and the results of their operations and their cash flows for each of the three years in the period ending September 29, 2001 in conformity with accounting principles generally accepted in the United States.





       Arthur Andersen LLP



Cincinnati, Ohio,
January 14, 2002


















KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)



                                                      September     September
                                                       30, 2000      29, 2001
                       ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                        $  8,688       $  7,505
     Accounts receivable, less allowance for
       doubtful accounts and claims of $685
       in 2000 and $695 in 2001                         10,923          8,600
     Inventories                                        21,668         16,962
     Operating supplies and other current assets         5,295          5,128
     Refundable income taxes                               175           -
     Deferred tax assets                                 1,028           -
                                                       -------        -------
          Total current assets                          47,777         38,195
                                                       -------        -------
   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                  5,604          5,881
     Machinery and equipment                            34,833         35,252
     Construction in progress                              946            162
     Less - accumulated depreciation                   (17,387)       (19,936)
                                                       -------        -------
          Net property, plant and equipment             23,996         21,359
                                                       -------        -------
   DEFERRED TAX ASSETS                                   4,636           -
                                                       -------        -------
   OTHER ASSETS                                            545            460
                                                       -------        -------
          Total assets                                $ 76,954       $ 60,014

        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Advances on line of credit                       $  9,572       $ 12,141
     Accounts payable                                    7,193          6,303
     Accrued liabilities                                 3,630          3,691
     Current maturities of long-term debt                3,458            125
                                                       -------        -------
          Total current liabilities                     23,853         22,260
                                                       -------        -------
   LONG-TERM DEBT                                       16,667         16,667
                                                       -------        -------
   DEFERRED GAIN FROM SALE-LEASEBACK                       822            704
                                                       -------        -------
          Total liabilities                             41,342         39,631
                                                       -------        -------
   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued                -              -
     Common stock, $.01 par value, 15,000,000 shares
       authorized, 5,022,544 and 5,051,566 shares
       issued, respectively                                 50             51
     Additional paid-in capital                         15,778         15,817
     Less treasury stock - 951,281 shares at cost       (4,309)        (4,309)
     Retained earnings                                  24,093          8,824
                                                       -------        -------
          Total shareholders' equity                    35,612         20,383
                                                       -------        -------
          Total liabilities and shareholders' equity  $ 76,954       $ 60,014






See notes to consolidated financial statements



KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)


                                             Year Ended
                                September    September    September
                                 25, 1999     30, 2000     29, 2001

NET SALES                        $110,265     $120,585     $ 77,859
COST OF GOODS SOLD                100,016      110,883       77,863
                                  -------      -------      -------
       Gross profit (loss)         10,249        9,702           (4)

SELLING AND ADMINISTRATIVE
  EXPENSES                          7,627        7,573        8,298
                                  -------      -------      -------
       Operating income (loss)      2,622        2,129       (8,302)

INTEREST EXPENSE                   (2,274)      (2,528)      (2,051)
INTEREST INCOME AND OTHER           1,234          911          909
LOSS ON ABANDONMENT OF ASSETS        -            -            (457)
GAIN ON INVOLUNTARY CONVERSION
  OF EQUIPMENT                       -            -             256
                                  -------      -------      -------
       Income (loss) before
         income taxes               1,582          512       (9,645)

PROVISION FOR INCOME TAXES            604          195        5,624
                                  -------      -------      -------
       Net income (loss)         $    978     $    317     $(15,269)

NET INCOME (LOSS) PER
  COMMON SHARE
  -  BASIC AND DILUTED           $    .24     $    .08     $  (3.74)


WEIGHTED AVERAGE SHARES
  OUTSTANDING -  BASIC          4,085,480    4,074,463    4,081,966


WEIGHTED AVERAGE SHARES
  OUTSTANDING -  DILUTED        4,089,219    4,074,463    4,081,966


















See notes to consolidated financial statements


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Years in the Period Ended
September 29, 2001


(Dollars in Thousands)

                                         Addi-                        De-
                                         tional                     ferred
                          Common Stock   Paid-In    Treasury Stock  Compen- Retained
                         Shares  Amount  Capital   Shares    Amount sation  Earnings  Total


BALANCE, Sept. 26, 1998 4,985,937  $50  $15,671  (526,996) $(3,254)  $(73) $22,798  $35,192
  Amortization of
    deferred comp-
    ensation                 -       -     -         -         -       43     -          43
  Issuance of Stock        17,937    -       57      -         -       -      -          57
  Purchases of treasury
    stock                    -       -     -     (405,585)  (1,018)    -      -      (1,018)
  Net income                 -       -     -         -         -       -       978      978
                        ---------   --   ------   -------    -----    ---   ------   ------

BALANCE, Sept. 25, 1999 5,003,874   50   15,728  (932,581)  (4,272)   (30)  23,776   35,252
  Amortization of
    deferred comp-
    ensation                 -       -     -         -         -       30     -          30
  Issuance of Stock        18,670    -       50      -         -       -      -          50
  Purchases of treasury
    stock                    -       -     -      (18,700)     (37)    -      -         (37)
  Net income                 -       -     -         -         -       -       317      317
                        ---------   --   ------   -------    -----    ---   ------   ------

BALANCE, Sept. 30, 2000 5,022,544   50   15,778  (951,281)  (4,309)    -    24,093   35,612
  Issuance of Stock        29,022    1       39      -         -       -      -          40
  Net loss                   -       -     -         -         -       -   (15,269) (15,269)
                        ---------   --   ------   -------    -----    ---   ------   ------

BALANCE, Sept. 29, 2001 5,051,566  $51  $15,817  (951,281) $(4,309)  $ -   $ 8,824  $20,383


























See notes to consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)


                                                Year Ended

                                       September  September  September
                                        25, 1999   30, 2000   29, 2001

Cash Flows From Operating Activities:
  Net income (loss)                      $   978   $   317  $(15,269)
  Adjustments to reconcile net income
    (loss) to net cash flows from
    operating activities:
      Depreciation and amortization        3,636     3,827     2,790
      Loss on abandonment of assets         -         -          457
      Gain on involuntary conversion
        of equipment                        -         -         (256)
      Change in deferred taxes               737       617     4,636
      Change in other                         23      (430)       65
      Changes in current assets and
        current liabilities:
          Accounts receivable             (2,143)    3,257     2,323
          Inventories                     (2,388)    1,083     4,706
          Operating supplies and other
            current assets                   (88)       (1)      167
          Refundable income taxes           (315)      140       175
          Deferred tax assets                (35)     (345)    1,028
          Accounts payable                 1,153    (1,873)     (890)
          Accrued liabilities                154      (358)       61
          Environmental liabilities         (982)     -         -
                                          ------    ------    ------
Net cash flows from operating activities     730     6,234        (7)
                                          ------    ------    ------
Cash Flows From Investing Activities:
  Capital expenditures                    (2,848)   (1,341)     (752)
  Proceeds from sale-leaseback              -        8,536      -
  Proceeds from involuntary conversion      -         -          300
                                          ------    ------    ------
Net cash flows from investing activities  (2,848)    7,195      (452)
                                          ------    ------    ------
Cash Flows From Financing Activities:
  Repayment of long-term debt               -         -       (3,333)
  Net advances (repayments)on
    line of credit                         3,113    (4,938)    2,569
  Issuance of common stock                    57        50        40
  Purchases of treasury stock             (1,018)      (37)     -
                                          ------    ------    ------
Net cash flows from financing activities   2,152    (4,925)     (724)
                                          ------    ------    ------
Net increase (decrease)in cash
  and cash equivalents                        34     8,504    (1,183)
Cash and Cash Equivalents -
  Beginning of Period                        150       184     8,688
                                          ------    ------    ------
Cash and Cash Equivalents -
  End of Period                          $   184   $ 8,688   $ 7,505

Interest Paid                            $ 2,262   $ 2,472   $ 2,144

Income Taxes Paid (Received)             $   216   $    80   $  (175)

See notes to consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)	Nature of Operations

	Kentucky Electric Steel, Inc. (KESI or the Company), a
Delaware corporation, owns and operates a steel mini-mill near
Ashland, Kentucky. The Company manufactures special bar quality alloy and carbon steel bar flats to precise customer specifications for sale in a variety of niche markets.

During the past three years, market conditions within the domestic steel industry have experienced significant downward economic pressure largely due to market price and shipment volume declines. These market conditions are a result of a number of factors including a decline in the general economy of the United States, a decline in the industries of the Company's customers, the increased cost of production due to high electricity and natural gas costs and an increase in competition from foreign steel companies. These forces have driven market prices to levels below the cost of production for certain domestic producers, and as a result, many steel manufacturers have curtailed production or ceased operations, and a number of steel industry producers have sought protection under the United States Bankruptcy Code.

As a result of these conditions, the Company has experienced sharp declines in shipment volumes and operating margins during fiscal 2001, which impacted the Company's cash flows and produced a pre-tax loss of approximately $9.6 million in fiscal 2001. Since March 31, 2001, the Company has failed to meet the fixed charge coverage ratio covenant of its loan agreements which required the Company to maintain a fixed charge coverage ratio of 2:1 for each rolling four quarter period. In addition to the default of the fixed charge coverage ratio covenant, the Company failed to make a scheduled principal payment on the unsecured senior notes of $3,333,333 due on November 1, 2001.
However, the Company is current on all interest payments.

In response to these conditions, the Company has undertaken and will continue to undertake certain cost control initiatives and subsequent to September 29, 2001, the Company was successful in restructuring its long-term debt obligations and bank credit facility in order to manage the Company's liquidity through this difficult market environment. Management anticipates that the market conditions discussed above will continue to impact the Company's operations through fiscal 2002 and negatively impact the Company's financial performance.

Management believes that the Company has the ability to sustain its operations and meet its commitments at least for the near-term through effective management of its operations and the restructured debt and bank credit facility. However, should these negative market conditions worsen or persist on a long-term basis, the Company's ability to continue to manage its liquidity for the long-term may be jeopardized.

(2)	Summary of Significant Accounting Policies

	Principles of Consolidation
	The consolidated financial statements include the accounts of Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, which was formed in October 1996 to finance the ladle metallurgy facility. All significant intercompany accounts and transactions have been eliminated. On September 28, 2001, the Company dissolved KESI Finance Company as a separate legal entity.

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

	Property, Plant and Equipment and Depreciation
	Property, plant and equipment is recorded at cost, less accumulated depreciation. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally 3 to 12 years for machinery and equipment and 15 to 30 years for buildings and improvements. Depreciation for income tax purposes is computed using accelerated methods. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for equipment renewals, which extend the useful life of any asset, are capitalized. The Company assesses its long-lived assets for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.

	Revenue Recognition
	The Company recognizes revenue from sales at the time of shipment.

	Income Taxes
	The Company accounts for income taxes pursuant to the asset and liability method. Deferred tax assets and liabilities are recognized based upon the estimated increase or decrease in taxes payable or refundable in future years expected to result from reversal of temporary differences and utilization of carryforwards which exist at the end of the current year. Temporary differences represent the differences between the financial statement carrying amount of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates scheduled to apply to taxable income in the years in which the temporary differences are expected to be settled, and are adjusted in the period of enactment for the effect of a change in tax law or rates.
Valuation allowances are provided against deferred tax assets for which it is "more likely than not" the assets will not be realized.
The valuation allowance was increased to $11.5 million as a result of the uncertainty of the recoverability of such tax benefits. (See Note 9 to the Consolidated Financial Statements)

	Fiscal Year End
	The Company's fiscal year ends on the last Saturday of September. The fiscal year normally consists of fifty-two weeks, however, the fiscal year ending September 30, 2000 consisted of fifty-three weeks. The fiscal year ending September 29, 2001 consisted of fifty-two weeks.

	Segment Information
	Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the decision-making group in deciding how to allocate resources. The Company has one business unit.

New Accounting Pronouncements

SFAS No. 133 "Accounting for Derivative Instruments and Hedging
Activities"
	In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 effective as of the beginning of the first quarter of fiscal 2001.
The Company does not currently have any derivative financial instruments; therefore, SFAS No. 133 does not currently apply.

	SFAS No. 141 "Business Combinations"
	In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS 141) "Business Combinations". This standard eliminates the pooling of interest method of accounting for business combinations. This standard is effective for all business combinations initiated after June 30, 2001. As the Company has not completed any business combinations or mergers in the current year, this standard currently does not apply.

	SFAS No. 142 "Goodwill and Other Intangible Assets"
	In July 2001, the Financial Accounting Standards Board issued Statement No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". SFAS 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity cease amortization of goodwill and intangible assets and establishes an annual requirement to test these assets for impairment. This standard is required to be adopted for fiscal years beginning after December 15, 2001. As such, the Company is not required to adopt this standard until the fiscal year beginning September 29, 2002. Early application of this standard is permitted for entities with fiscal years beginning after March 15, 2001. The Company did not early adopt this standard. Management does not believe that the adoption of this standard will have a material impact on the financial position or results of operations of the Company.

	SFAS No. 143 "Accounting for Asset Retirement Obligations"
	In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (SFAS 143) "Accounting for Assets Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard is required to be adopted for fiscal years beginning after June 15, 2002. As such, the Company is not required to adopt this standard until the fiscal year beginning September 29, 2002. Management does not believe that the adoption of this standard will have a material impact on the financial position or results of operations of the Company.

	SFAS No. 144 "Accounting for the Impairment or Disposal of Long-
Lived Assets
	In October 2001, the Financial Accounting Standards Board issued Statement No. 144 (SFAS 144) "Accounting for the Impairment or
Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting impairment or disposal of long-lived assets and requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. This standard is required to be adopted for fiscal years beginning after December 15, 2001. As such, the Company is not required to adopt this standard until the fiscal year beginning September 28, 2002. Management does not believe that the adoption of this standard will have a material impact on the financial position or results of operations of the Company.

(3)	Inventories

	Inventories at September 30, 2000 and September 29, 2001 consist of the following ($000's):
                                              2000         2001
        Raw materials                       $ 3,181      $ 2,113
        Semi-finished and finished goods     18,487       14,849
        Total inventories                   $21,668      $16,962


(4)	Accrued Liabilities

	Accrued liabilities at September 30, 2000 and September 29, 2001 consist of the following ($000's):
                                                      2000      2001
     Accrued payroll and related liabilities       $ 1,293   $ 1,095
     Accrued insurance and workers' compensation       880     1,050
     Accrued interest payable                          770       677
     Other                                             687       869
                                                   $ 3,630   $ 3,691

(5)	Involuntary Conversion Due to Fire

	The Company experienced a fire which destroyed an auxiliary building and certain equipment during the first quarter of fiscal 2001. This fire did not interrupt the Company's operations. The resulting damage and replacement costs were covered by the Company's insurance carrier, subject to a $100,000 deductible. The Company completed construction of new facilities during the fourth quarter of fiscal 2001. The net book value of the assets destroyed was approximately $57,000 and the Company incurred approximately $135,000 in additional expenses associated with the fire and expended $313,000 on the new building and equipment. The excess of the replacement cost over the net book value of the building and equipment destroyed resulted in a gain of approximately $256,000. The insurance company advanced the Company $300,000 related to this claim. The financial statements as of September 29, 2001 include a receivable from the insurance company of approximately $148,000.

(6)	Advances on Line of Credit and Long-Term Debt

	Long-term debt of the Company at September 30, 2000 and September 29, 2001, as restructured, consists of the following ($000's):

                                                   2000         2001
      Secured senior notes, due in annual
        installments from November 2000
        through 2005, interest at 9.00%         $ 20,000     $ 16,667
      Other                                          125          125
                                                  20,125       16,792
      Less - Current portion                      (3,458)        (125)
                                                $ 16,667     $ 16,667

	At September 29, 2001, before the debt restructuring, the Company had outstanding borrowings of $16.7 million on the unsecured senior notes. These notes bore interest at a fixed rate of 7.66% per annum, with interest paid semi-annually.

	Additionally, the Company had a $24.5 million unsecured bank credit facility which expired on January 31, 2002. Borrowings were limited to defined percentages of eligible inventory and accounts receivable. Interest on borrowings accrued at the rate of LIBOR plus 1.35% or the prime rate minus 1/2%. As of September 29, 2001, approximately $12.1 million was outstanding under the old bank credit facility, approximately $1.1 million was utilized to collateralize various letters of credit. The weighted average interest rate on short-term borrowings as of September 30, 2000 and September 29, 2001 were 8.2% and 5.5%, respectively. The maximum and average borrowings for the year ended September 29, 2001 were $13,210,000 and $10,587,000, respectively.

	The senior notes and the bank credit facility contained restrictive covenants, which include, among other restrictions, a maximum ratio of total funded debt to total capitalization, a minimum fixed charge coverage ratio, a minimum net worth requirement and restrictions on the payment of dividends.

	Since March 31, 2001, the Company failed to meet the fixed charge coverage ratio covenant which required the Company to maintain a fixed charge coverage ratio of 2:1 for each rolling four quarter period. In addition to the default of the fixed charge coverage ratio covenant, the Company failed to make the scheduled principal payment of $3,333,333 due on November 1, 2001. These covenant violations were waived in connection with the debt restructuring as discussed below.

	On January 14, 2002, the Company was successful in obtaining restructured financing of its existing debt obligations. As a result of this restructured financing, the Company deferred its November 1, 2001 principal payment and a portion of the scheduled November 1, 2002 principal payment until November 1, 2005. Annual maturities of the senior notes under the restructured financing are $1,500,000 due on November 1, 2002, $3,333,333 due on September 30, 2003, $3,333,333 due
on November 1, 2004 and $8,500,000 due on November 1, 2005. These notes bear interest at the fixed rate of 9.00% per annum, with interest paid monthly.

	The restructured financing also includes an $18 million secured bank credit facility which expires on November 1, 2005. Borrowings are limited to defined percentages of eligible inventory and accounts receivable. Interest on borrowings accrue at the rate of prime plus 2.5%. As of January 14, 2002, approximately $12.1 million was outstanding under the Company's line of credit, approximately $1.1 million was utilized to collateralize various letters of credit. In addition, the Company had approximately $3.7 million in cash.

	Under the terms of the restructured financing, both the senior notes and the borrowings on the line of credit are secured by all current and future assets of the Company, including, but not limited to, accounts receivable, inventory, and all real property, plant and equipment.

	The senior notes and bank credit facility in the restructured financing contain restrictive covenants, which include, among other requirements, the maintenance of minimum shareholders' equity; minimum earnings before interest, taxes, depreciation, and amortization (EBITDA); minimum interest coverage ratio; minimum debt service coverage ratio; capital expenditure restrictions; and prohibition on the payment of dividends.

	The estimated fair value of the Company's secured senior notes is estimated using discounted cash flow analysis, based upon the estimated market rate as of September 29, 2001. The fair value of the secured senior notes was approximately $17.7 million as of September 29, 2001 and $19.8 million as of September 30, 2000.

(7)   Sale-Leaseback Transaction

	In September 2000, the Company entered into a sale-leaseback transaction for its ladle metallurgy facility and certain other of its machinery and equipment for approximately $8.5 million, resulting in a deferred gain of $.8 million, to be amortized over the seven year term of the lease. Lease expense for the ladle metallurgy facility and certain other machinery and equipment was $1,318,000.

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

	The future minimum lease payments are as follows ($000's):

		     2002	$1,448
		  2003	 1,360
		  2004	 1,297
		  2005	 1,275
		  2006	 1,210
		  thereafter	 1,310
		  Total	$7,900

(8)	Significant Customers and Foreign Sales

	The Company grants trade credit to customers within the markets it serves. Sales to the leaf-springs suspension market represented 12.5%, 16.7%, and 13.8% of total sales for fiscal 1999, 2000 and 2001, respectively.

	One company, through several wholly-owned subsidiaries, which are customers of the Company, represented 13.5%, 11.2%, and 10.1% of net sales in fiscal 1999, 2000, and 2001, respectively. Another customer, through two wholly-owned subsidiaries, which are customers of the Company, accounted for 11.0%, 8.0%, and 6.8% of net sales in fiscal 1999, 2000, and 2001, respectively. No other customer accounted for more than 10% of net sales.

	The Company's foreign sales represented 8.6%, 12.7%, and 8.3% of total sales for 1999, 2000 and 2001, respectively.

(9)	Income Taxes

 	The provision (credit) for income taxes consists of the following
($000's):
                                         1999      2000       2001
          Current:
            Federal                   $   (98)   $  (76)    $   775
            State                          -         -          103
                                          (98)      (76)        878
          Deferred:
            Federal                       626       249       3,142
            State                          76        22       1,604
                                          702       271       4,746
          Total provision (credit)
            for income taxes          $   604    $  195     $ 5,624

	The provision (credit)for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons ($000's):

                                         1999      2000       2001
      Income tax provision (credit)
        at statutory tax rate of 34%  $   538     $ 174     $(3,312)
      State income taxes, net of
        federal effect                     50        15        (311)
      Change in valuation allowance       -         -         8,865
      Other, net                           16         6         382
                                      $   604     $ 195     $ 5,624

	The components of the net deferred tax asset at September 30, 2000 and September 29, 2001 are as follows ($000's):

                                          Sept. 30,    Sept. 29,
                                            2000         2001
      Deferred tax components:
        Property, plant and equipment     $(1,671)     $(2,228)
        Intangibles                         1,684        1,472
        AMT credit carryforwards              992          951
        NOL carryforward                    5,362        9,509
        Other                               1,978        1,842
                                            8,345       11,546
        Valuation allowance                (2,681)     (11,546)
           Net deferred tax assets        $ 5,664      $     0

	For Federal income tax purposes the Company has alternative minimum tax credit carryforwards of approximately $1.0 million, which are not limited by expiration dates. The Company also has gross operating tax loss carryforwards of approximately $27.9 million, which expire beginning in 2011. The Company has recorded deferred tax assets related to these carryforwards.

	The realization of deferred tax assets is dependent in part upon generation of sufficient future taxable income. Management has considered the levels of currently anticipated pre-tax income in assessing the required level of the deferred tax asset valuation allowance. After taking into consideration historical pre-tax income levels, the results of operations from fiscal 1999, 2000 and 2001, the potential limitation of net operating losses under Section 382 of the Internal Revenue Code and other available objective evidence, the realization of the deferred tax asset is no longer more likely than not. Therefore, the valuation allowance was increased to fully reserve the net deferred tax asset.

Also, realization of deferred tax assets may be limited by
Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code contains rules designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, Section 382 rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. Purchases of our common stock in amounts greater than specified levels could inadvertently create a limitation on our ability to utilize our net operating losses for tax purposes in the future.

(10)	Profit Sharing Plans

	The Company has established profit sharing plans for its bargaining unit (hourly) and salaried employees. Generally, the plans require mandatory contributions of five percent of pretax profits (with a guaranteed minimum based on hours worked) for the hourly employees, and an additional discretionary contribution set by the Board of Directors for salaried employees. Expense for contributions was approximately $219,000, $225,000 and $175,000 in fiscal 1999, 2000 and 2001, respectively.


(11)  Earnings Per Share

	Statement of Financial Accounting Standards No. 128 (SFAS No.
128) related to earnings per share requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

Net Income ($000's)

                      For the Year Ended         For the Year Ended
                      September 25, 1999         September 30, 2000
                                       Per                       Per
                      Net             Share      Net            Share
                    Income  Shares    Amount   Income  Shares   Amount
Amounts for Basic
  Earnings
  Per Share        $   978  4,085,480 $ .24   $ 317   4,074,463  $.08

Effect of Dilutive
  Securities Options   -        3,739    -       -        -        -

Amounts for Diluted
  Earnings
  Per Share        $   978  4,089,219 $ .24   $ 317   4,074,463  $.08


	                        For the Year Ended
                              September 29, 2001
                                                 Per
                           Net                  Share
                         (Loss)      Shares     Amount
Amounts for Basic
  Earnings Per Share    $(15,269)   4,081,966   $(3.74)

Effect of Dilutive
  Securities Options        -            -         -

Amounts for Diluted
  Earnings Per Share    $(15,269)   4,081,966   $(3.74)

The following options were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the applicable period:

					       1999        2000        2001
	Transition stock options      56,061	50,951	26,633
	Employee stock options	     378,668     561,052     601,744
					     434,729     612,003     628,377

See Note 12 for further information regarding options outstanding.

(12)	Stock Option/Restricted Stock Plan

	The Company has Employee Stock Option/Restricted Stock Plans which provide shares of common stock for awards to eligible employees in the form of stock options and restricted stock. Awards under the Plans may be made to any officer or other key employees of the Company. The options become exercisable on a pro rata basis over a period of four years beginning one year after the grant date, except for options issued in conjunction with the initial public offering, which became exercisable over a three-year period, which began upon approval by the stockholders of the 1993 Employee Stock Option/Restricted Stock Plan in February 1994. All unexercised options expire ten years after the date of grant. Option prices range from $1.50 to $12.31 per share.

	The Plans also provide for the issuance of restricted stock. The restricted shares vest three years after the grant date. During 1994 in connection with the initial public offering, 18,000 restricted shares were granted and issued, and vested on a pro rata basis over a period of four years beginning one year after the grant date.

	A summary of transactions in the above plans for fiscal 1999, 2000, and 2001 are as follows:

                                1999                  2000                 2001
                                   Weighted-            Weighted-           Weighted-
                                   Average               Average               Average
                          Stock    Exercise     Stock   Exercise    Stock     Exercise
                         Options     Price     Options    Price    Options     Price
  Options outstanding,
    beginning of year    386,668    $ 9.15     469,860   $ 7.97    561,052     $ 8.99
  Options granted         91,192      3.03      91,192     2.53     85,192       1.50
  Options forfeited       (8,000)     8.66        -         -      (44,500)      4.72
  Options outstanding,
    end of year          469,860    $ 7.97     561,052   $ 7.09    601,744     $ 6.47

  Options exercisable,
    end of year          318,022    $ 9.72     380,916   $ 8.99    423,559     $ 8.28
  Restricted shares
    granted                 -                     -                    -
  Options and restricted
    shares available
    for grant            191,041                99,849              59,157

	The 1993 Transition Stock Option Plan (the "Transition Plan") was approved by the shareholders in 1994. The Transition Plan was designed to substitute KESI stock options for previously issued NS Group stock options. KESI incentive stock options for 186,539 shares of Common Stock were issued in 1994, with exercise prices varying from $8.76 per share to $20.86 per share. All options outstanding at September 29, 2001 have ten year terms and expire in 2003. A summary of transactions in the plan for fiscal 1999, 2000, and 2001 are as follows:

                               1999                 2000                   2001
                                  Weighted-            Weighted-              Weighted-
                                   Average              Average                Average
                         Stock    Exercise     Stock   Exercise     Stock     Exercise
                        Options     Price     Options    Price     Options      Price

  Options outstanding,
    beginning of year    92,335   $ 10.84      56,061   $  8.93      50,951     $ 8.86
  Options granted          -          -          -          -         -            -
  Options forfeited      (6,340)    11.01      (4,755)     8.86     (10,640)      8.86
  Options expired       (29,934)    14.40        (355)    19.57     (13,678)      9.05
  Options outstanding,
    end of year          56,061   $  8.93      50,951   $  8.86      26,633     $ 8.76
  Options exercisable,
    end of year          56,091   $  8.93      50,951   $  8.86      26,633     $ 8.76

	The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations. Under this method, no compensation cost has been recognized for the Company's Employee Stock Option Plan for fiscal years 1999, 2000, and 2001. Had compensation cost for the stock option plans been determined based on the fair value of the options at the grant dates, under those plans consistent with the fair value method, pro forma net income and basic and diluted earnings per share would have been net income of $.9 million and $.21 per share for fiscal 1999, net income of $.2 million or $.05 per share for fiscal 2000, and net loss of $15.3 million and ($3.74) per share for fiscal 2001. The weighted-average fair value of options granted in fiscal 1999, 2000 and 2001 was $1.64, $1.48 and $.83 per share, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions: weighted average risk free interest rate of 5.1% for fiscal 1999, 6.78% for fiscal 2000 and 5.17% for fiscal 2001, weighted average volatility of 39.4% for fiscal 1999, 40.4% for fiscal 2000 and 40.95% for fiscal 2001, expected life of eight years and zero dividends.

	The following table summarizes information about stock options outstanding at September 29, 2001 under the Employee Stock
Option/Restricted Stock Plans and the Transition Plan:

                               Options Outstanding             Options Exercisable
                                   Weighted-
                                   Average      Weighted-                  Weighted-
                         Number    Remaining    Average        Number      Average
      Range of        Outstanding  Contractual  Exercise     Exercisable   Exercise
    Exercise Prices    at 9/29/01    Life        Price       at 9/29/01     Price
    Employee Stock Option/Restricted Stock Plans:
    $ 9.13 - 12.31      208,784    2.97 Years    $11.11        208,784     $11.11
      5.56 -  7.63      153,884    5.11 Years      6.57        153,884       5.11
      1.50 -  3.03      239,076    8.36 Years      2.36         60,891       2.86
    $ 1.50 - 12.31      601,744    5.66 Years    $ 6.47        423,559     $ 8.28

    Transition Plan:
    $ 8.76 -  8.76       26,633    1.39 Years    $ 8.76         26,633     $ 8.76

	The Company has a key employees' stock loan plan which provides for the granting of loans to eligible employees for the purchase of the Company's common stock in the open market. Under the terms of the plan, the loans are forgiven, and the related amounts expensed, on a pro-rata basis over a five-year period of service beginning at the date of grant. The stock loan was fully amortized as of September 30, 2000. In fiscal 2000, the Company recognized approximately $30,000 of compensation expense related to the plan.

	During 1997, the Board of Directors established the Kentucky Electric Steel, Inc. Share Plan for Non-Employee Directors (the "Plan"), which provides for the issuance of stock in lieu of cash for director services. Under the Plan, 25,000 shares were authorized for issuance. In May 1999, the Board of Directors approved the 1999 Share Plan for Non-Employee Directors, which authorized 25,000 of additional shares to be used for Directors' compensation. In February 2001, the stockholders of the Company approved the 2001 Share Plan for Non-Employee Directors, which authorized 100,000 of additional shares to be used for Directors' compensation. The Plan provides for issuance of common stock for at least 60% of the fees payable with respect to the applicable meeting for each Non-Employee Director. During fiscal 2000, 18,670 shares were issued at stock prices ranging from $1.97 to $3.72 per share. During fiscal 2001, 29,022 shares were issued at stock prices ranging from $1.25 to $2.25.

(13)	Shareholders' Equity

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


(14)  Commitments and Contingencies

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


(15)  Quarterly Financial Data (Unaudited)

	Quarterly results of operations (in thousands, except share and per share amounts) for fiscal 2000 and fiscal 2001 are as follows:

                                      First       Second        Third       Fourth
                                     Quarter      Quarter      Quarter      Quarter
         2000
     Net sales                     $  30,715     $  31,171    $  32,629    $  26,070
     Gross profit                  $   1,619     $   3,058    $   3,246    $   1,779
     Net income (loss)             $    (620)    $     362    $     920    $    (345)
     Net income (loss) per
       common share -
       basic and diluted           $    (.15)    $     .09    $     .23    $    (.08)(A)
     Weighted average shares
       outstanding - basic         4,073,979     4,077,771    4,075,760    4,070,405
     Weighted average shares
       outstanding - diluted       4,073,979     4,077,771    4,075,760    4,070,405


	  2001

     Net sales                     $  17,279     $  22,737    $  19,442    $  18,401
     Gross profit (loss)           $     273     $     490    $      34    $    (801)
     Net income (loss)             $  (1,224)    $  (1,407)   $  (1,346)   $ (11,292)
     Net income (loss) per
       common share -
       basic and diluted           $    (.30)    $    (.35)   $    (.33)   $   (2.76)(A)
     Weighted average shares
       outstanding - basic         4,072,476     4,076,545    4,085,150    4,093,694
     Weighted average shares
       outstanding - diluted       4,072,476     4,076,545    4,085,150    4,093,694


	(A)  The sum of the quarters may not equal the annual amounts due to rounding.









REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Kentucky Electric Steel, Inc. and Subsidiary:


	We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Kentucky Electric Steel, Inc. and Subsidiary's annual report on Form 10-K, and have issued our report thereon dated January 14, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



      Arthur Andersen LLP


Cincinnati, Ohio,
January 14, 2002

































                                                           SCHEDULE II



KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)


                                         Reserves Deducted
                                                      from Assets in
                                                       Balance Sheets
                                                      Allowance for
                                                         Doubtful
                                                       Accounts (1)



  BALANCE, September 26, 1998 .......................       460
    Additions:
      Charged to costs and expenses .................       (30)
    Deductions:
      Net charge-off of accounts deemed uncollectible        -
                                                            ---
  BALANCE, September 25, 1999 .......................    $  430
    Additions:
      Charged to costs and expenses .................       324
    Deductions:
      Net charge-off of accounts deemed uncollectible       (69)
                                                            ---
  BALANCE, September 30, 2000 .......................    $  685
    Additions:
      Charged to costs and expenses .................       719
    Deductions:
      Net charge-off of accounts deemed uncollectible      (709)
                                                            ---
  BALANCE, September 29, 2001 .......................    $  695











(1) Deducted from accounts receivable.