Form 10-Q
period 2001-12-29
KENTUCKY ELECTRIC STEEL INC /DE/
filed 2002-02-11
CIK 910394

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 29, 2001

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


	YES    X          NO

The number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 2002, is as follows:

4,100,285 shares of voting common stock, par value $.01 per share.

	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


	TABLE OF CONTENTS



    											Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

 	      Condensed Consolidated Balance Sheets .............     3

            Condensed Consolidated Statements of Operations ...     4

            Condensed Consolidated Statements of Cash Flows ...     5

            Notes to Condensed Consolidated Financial
        Statements  .....................................  6-10

   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations ............. 11-14


   Item 3 - Qualitative and Quantitative Disclosures about
        Market Risk .....................................    14


PART II.    OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K ..................    15


            SIGNATURES  .......................................    16

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

                                                 Dec. 29,    Sept. 29,
                      ASSETS                       2001         2001
CURRENT ASSETS
    Cash and cash equivalents                    $  2,761    $  7,505
    Accounts receivable, less allowance for
      doubtful accounts and claims of $635
      at December 29, 2001 and $695 at
      September 29, 2001                            6,823       8,600
    Inventories                                    17,725      16,962
    Operating supplies and other current assets     5,491       5,128

        Total current assets                       32,800      38,195

PROPERTY, PLANT AND EQUIPMENT
    Land and buildings                              5,881       5,881
    Machinery and equipment                        35,252      35,252
    Construction in progress                          172         162
    Less - accumulated depreciation               (20,621)    (19,936)
        Net property, plant and equipment          20,684      21,359

OTHER ASSETS                                          442         460

        Total assets                             $ 53,926    $ 60,014

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Advances on line of credit                   $ 12,115    $ 12,141
    Accounts payable                                4,627       6,303
    Accrued liabilities                             2,537       3,691
    Current portion of long-term debt               1,625         125



        Total current liabilities                  20,904      22,260



LONG-TERM DEBT                                     15,167      16,667

DEFERRED GAIN FROM SALE-LEASEBACK                     675         704

        Total liabilities                          36,746      39,631

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
     shares authorized, no shares issued             -           -
   Common stock, $.01 par value, 15,000,000
     shares authorized, 5,051,566
     shares issued                                     51          51
   Additional paid-in capital                      15,817      15,817
   Less treasury stock - 951,281
     shares at cost                                (4,309)     (4,309)
   Retained earnings                                5,621       8,824

        Total shareholders' equity                 17,180      20,383

        Total liabilities and shareholders'
            equity                               $ 53,926    $ 60,014


See notes to condensed consolidated financial statements


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)


                                              Three Months Ended
                                           Dec. 29,        Dec. 30,
                                             2001            2000


NET SALES                                 $  16,029       $  17,279
COST OF GOODS SOLD                           16,945          17,006

       Gross profit (loss)                     (916)            273

SELLING AND ADMINISTRATIVE EXPENSES           1,824           1,857

       Operating loss                        (2,740)         (1,584)

INTEREST INCOME AND OTHER                        58             137
INTEREST EXPENSE                               (521)           (516)


       Loss before income taxes              (3,203)         (1,963)

CREDIT FOR INCOME TAXES                        -               (739)

       Net loss                            $ (3,203)       $ (1,224)

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                        $   (.78)       $   (.30)

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC                                   4,100,285       4,072,476

WEIGHTED AVERAGE SHARES OUTSTANDING -
  DILUTED                                 4,100,285       4,072,476

























See notes to condensed consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)


                                               Three Months Ended
                                             Dec. 29,      Dec. 30,
                                               2001          2000

Cash Flows From Operating Activities:
  Net loss                                   $ (3,203)     $ (1,224)
  Adjustments to reconcile net
    loss to net cash flows from
    operating activities:
      Depreciation and amortization               661           671
      Change in deferred taxes                   -             (824)
      Change in other assets                       13            13
      Change in current assets and current
        liabilities:
          Accounts receivable                   1,777         3,179
          Inventories                            (763)          366
          Operating supplies and other
            current assets                       (363)         (670)
          Deferred tax assets                    -               84
          Accounts payable                     (1,676)       (3,268)
          Accrued liabilities                  (1,154)       (1,311)
          Net cash flows from operating
            activities                         (4,708)       (2,984)

Cash Flows Used By Investing Activities:
  Capital expenditures                            (10)         (185)

          Net cash flows from investing
            activities                            (10)         (185)

Cash Flows Used By Financing Activities:
  Net advances on line of credit                  (26)        1,972
  Repayments on long-term debt                   -           (3,334)
  Issuance of common stock                       -                3

          Net cash flows from financing
            activities                            (26)       (1,359)

          Net decrease in cash
            and cash equivalents               (4,744)       (4,528)

Cash and Cash Equivalents at Beginning
  of period                                     7,505         8,688

Cash and Cash Equivalents at End of Period   $  2,761      $  4,160

Interest Paid                                $    792      $    920

Income Taxes Paid                            $   -         $   -







See notes to condensed consolidated financial statements
KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

	The accompanying unaudited condensed consolidated financial statements include the accounts of Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, which was formed in October 1996 to finance the ladle metallurgy facility. On September 28, 2001, the Company dissolved KESI Finance Company as a separate legal entity. As such, the financial statements for the quarter ending December 30, 2000 reflects the activity for KESI Finance Company. All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 29, 2001 are not necessarily indicative of the results that may be expected for the year ending September 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 29, 2001.

(2)  Nature of Operations	Nature of Operations

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


(3)	Accounting Principles

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

	The realization of deferred tax assets is dependent in part upon generation of sufficient future taxable income. Management has considered the levels of currently anticipated pre-tax income in assessing the required level of the deferred tax asset valuation allowance. After taking into consideration historical pre-tax income levels, the results of operations from fiscal 1999, 2000 and 2001, the potential limitation of net operating losses under Section 382 of the Internal Revenue Code and other available objective evidence, the realization of the deferred tax asset is no longer more likely than not. Therefore, the Company's valuation allowance fully reserves for the net deferred tax asset.

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


New Accounting Pronouncements

	SFAS No. 142 "Goodwill and Other Intangible Assets"
	In July 2001, the Financial Accounting Standards Board issued Statement No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". SFAS 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity cease amortization of goodwill and certain intangible assets and establishes an annual requirement to test these assets for impairment. This standard is required to be adopted for fiscal years beginning after December 15, 2001. As such, the Company is not required to adopt this standard until the fiscal year beginning September 29, 2002. Early application of this standard is permitted for entities with fiscal years beginning after March 15, 2001. The Company did not early adopt this standard. Management does not believe that the adoption of this standard will have a material impact on the financial position or results of operations of the Company.

	SFAS No. 143 "Accounting for Asset Retirement Obligations"
	In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (SFAS 143) "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard is required to be adopted for fiscal years beginning after June 15, 2002. As such, the Company is not required to adopt this standard until the fiscal year beginning September 29, 2002. Management does not believe that the adoption of this standard will have a material impact on the financial position or results of operations of the Company.

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

(4)  Inventories

	Inventories at December 29, 2001 and September 29, 2001 consist of the following ($000's):

                                         Dec. 29,        Sept. 29,
                                      2001            2001
   Raw materials                         $  1,686        $  2,113
   Semi-finished and finished goods        16,039          14,849
   Total inventories                     $ 17,725        $ 16,962


(5)  Earnings Per Share

	The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                   For the Three               For the Three
                                   Months Ended                Months Ended
                                December 29, 2001            December 30, 2001
                                                 Per                          Per
                              Net               Share       Net              Share
                            (Loss)     Shares   Amount    (Loss)    Shares   Amount
   Amounts for Basic
     Earnings Per Share    $(3,203)  4,100,285  $(.78)   $(1,224)  4,072,476 $(.30)

   Effective of Dilutive
     Securities Options        -          -        -        -           -       -

   Amounts for Diluted
     Earnings Per Share    $(3,203)  4,100,285  $(.78)   $(1,224)  4,072,476 $(.30)

	The following options were not included in the computation of diluted loss per share because to do so would have been antidilutive for the applicable period:

                                   Dec. 29, 2001      Dec. 30, 2000
	Transition stock options        26,633               49,590
	Employee stock options         601,744              561,052
	                               628,377              610,642


(6)  Advances on Line of Credit and Long-Term Debt

	Long-term debt of the Company at December 29, 2001 and September 29, 2001, as restructured, consists of the following ($000's):

                                             Dec. 29,  Sept. 29,
                                               2001       2001
      Secured senior notes, due in annual
        installments from November 2002
        through 2005, interest at 9.00%      $ 16,667   $ 16,667
      Other                                       125        125
                                               16,792     16,792
      Less - Current portion                   (1,625)      (125)
                                             $ 15,167   $ 16,667

	At December 29, 2001, before the debt restructuring, the Company had outstanding borrowings of $16.7 million on the unsecured senior notes. These notes bore interest at a fixed rate of 7.66% per annum, with interest paid semi-annually.

	Additionally, the Company had a $24.5 million unsecured bank credit facility which expired on January 31, 2002. Borrowings were limited to defined percentages of eligible inventory and accounts receivable.
Interest on borrowings accrued at the rate of LIBOR plus 1.35% or the prime rate minus 1/2%. As of December 29, 2001, approximately $12.1 million was outstanding under the old bank credit facility, and approximately $1.1 million was utilized to collateralize various letters of credit.

	The senior notes and the bank credit facility contained restrictive covenants, which include, among other restrictions, a maximum ratio of total funded debt to total capitalization, a minimum fixed charge coverage ratio, a minimum net worth requirement and restrictions on the payment of dividends.

	Since March 31, 2001, the Company failed to meet the fixed charge coverage ratio covenant which required the Company to maintain a fixed charge coverage ratio of 2:1 for each rolling four quarter period. In addition to the default of the fixed charge coverage ratio covenant, the Company failed to make the scheduled principal payment on its senior notes of $3,333,333 due on November 1, 2001. These covenant violations were waived in connection with the debt restructuring as discussed below.

	On January 14, 2002, the Company was successful in obtaining restructured financing of its existing debt obligations. As a result of this restructured financing, the Company deferred its November 1, 2001 principal payment and a portion of the scheduled November 1, 2002 principal payment under the senior notes until November 1, 2005. Annual maturities of the senior notes under the restructured financing are $1,500,000 due on November 1, 2002, $3,333,333 due on September 30, 2003,
$3,333,333 due on November 1, 2004 and $8,500,000 due on November 1, 2005. These notes bear interest at the fixed rate of 9.00% per annum, with interest paid monthly.

	The restructured financing also includes an $18 million secured bank credit facility which expires on November 1, 2005. Borrowings are limited to defined percentages of eligible inventory and accounts receivable. Interest on borrowings accrues at the rate of prime plus 2.5%. As of January 14, 2002, approximately $12.1 million was outstanding under the Company's line of credit, and approximately $1.1 million was utilized to collateralize various letters of credit. In addition, the Company had approximately $3.7 million in cash.

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

     	Net Sales. Net sales decreased $1.3 million (7.2%) in the first quarter of fiscal 2002 to $16.0 million, as compared to $17.3 million for the first quarter of fiscal 2001. The decrease in net sales is attributed to a 4.5% decrease in finished goods tons shipped and a 3.8% decrease in the average selling price. The decrease in finished goods tons shipped reflects market conditions throughout the steel industry. The decrease in average selling price is attributed to market price reductions and changes in product mix.

     	Cost of Goods Sold. Cost of goods sold decreased $.1 million (.4%) in the first quarter of fiscal 2002 to $16.9 million, as compared to $17.0 million for the first quarter of fiscal 2001. As a percentage of net sales, cost of goods sold increased from 98.4% for the first quarter of fiscal 2001 to 105.7% for the first quarter of fiscal 2002. The decrease in cost of goods sold for the first quarter of fiscal 2002 from the comparable period in fiscal 2001 is due to the decrease in shipments (as discussed above) offset by an increase in per ton manufacturing costs. The increase in per ton manufacturing costs reflects higher repairs and maintenance costs and other conversion costs offset somewhat by lower raw material costs. The increase in cost of goods sold as a percentage of net sales for the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 is due to the decrease in average selling price (as discussed above) and to the increase in per ton manufacturing costs.

Gross Profit (Loss). As a result of the above, the first quarter of fiscal 2002 reflected gross profit (loss) of $(.9) million as compared to gross profit of $.3 million for the first quarter of fiscal 2001. As a percentage of net sales, gross profit decreased from 1.6% for the first quarter of fiscal 2001 to (5.7%) for the first quarter of fiscal 2002.

	Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses decreased $33,000 for the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. As a percentage of net sales, such expenses increased to 11.4% for the first quarter of fiscal 2002 from 10.7% for the first quarter of fiscal 2001. The increase in selling and administrative expenses as a percentage of net sales is attributed to the decrease in net sales in the first quarter of fiscal 2002.

Operating Loss. For the reasons described above, operating loss increased by $1.2 million from an operating loss of $1.6 million in the first quarter of fiscal 2001 to an operating loss of $2.8 million in the first quarter of fiscal 2002. As a percentage of net sales, operating loss increased from (9.2%) in the first quarter of fiscal 2001 to (17.1%) in the first quarter of fiscal 2002.





	Interest Expense. Interest expense increased by $5,000 for the three months ended December 29, 2001 from $516,000 for the first quarter of fiscal 2001 to $521,000 for the first quarter of fiscal 2002. The slight increase in interest expense is due to an increase in the average amount outstanding on the Company's line of credit offset by a decrease in interest rates.

	Provision (Credit) for Income Taxes. Due to the loss incurred in fiscal 2001 and the first quarter of fiscal 2002, related debt restructurings, the potential limitation of utilizing net operating losses under Section 382 of the Internal Revenue Code (as discussed below) and management's current belief that the available objective evidence creates sufficient uncertainty regarding the realizability of previously recognized deferred tax assets, the Company recorded a valuation allowance of approximately $1.2 million during the first quarter of fiscal 2002 which fully offsets recognized deferred tax assets. The Financial Accounting Standards Board Statement No. 109 (SFAS
109) "Accounting for Income Taxes", requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized." The Company will continue to provide a 100% valuation allowance for the deferred tax asset in the future until the Company returns to an appropriate level of profitability. The ultimate realization of a future tax benefit related to net operating loss carryforwards depends on the Company's ability to generate sufficient taxable income in the future. If the Company is able to generate sufficient taxable income in the future, the Company will reduce the valuation allowance through a reduction of income tax expense (and a corresponding increase in shareholders' equity).

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

Net Loss. As a result of the above, net loss increased by $2.0 million for the three months ended December 29, 2001 from a net loss of $1.2 million for the first quarter of fiscal 2001 to a net loss of $3.2 million for the first quarter of fiscal 2002.


Liquidity and Capital Resources.

	The Company considers its level of cash, availability under its line of credit, and its current ratio and working capital to be its most important measures of short-term liquidity. In terms of long-term liquidity indicators, the Company believes its historical levels of cash generated from operations and required debt repayment to be the most important measures.

     Cash flows used by operating activities were $4.7 million for the first quarter of fiscal 2002 as compared to $3.0 million for the first quarter of fiscal 2001. First quarter of fiscal 2002 cash flows reflect the net loss of $3.2 million, $.7 million in depreciation and amortization, a decrease in accounts receivable of $1.8 million, an increase in inventories of $.8 million, a reduction of $1.7 million in accounts payable, and a reduction of $1.2 million in accrued liabilities. The decrease in accounts receivable is due to the decrease in shipments for the quarter as well as the decrease in average selling price of finished goods tons shipped for the quarter. The increase in inventories reflects the increase in finished goods inventory offset somewhat by a decrease in raw materials inventory. The decrease in accounts payable reflects the lower operating levels. The decrease in accrued liabilities is attributed to the payment of interest on long-term debt and the annual deposit of profit sharing and 401K matching funds with the trustee. The first quarter of fiscal 2001 cash flows reflect a net loss of $1.2 million, $.7 million in depreciation and amortization, a decrease in accounts receivable of $3.2 million, a reduction of $3.3 million in accounts payable, and a $1.3 million reduction in accrued liabilities.

	Cash flows used by investing activities were $10,000 for the first quarter of fiscal 2002 as compared to $185,000 for the first quarter of fiscal 2001. The cash flows used by investing activities for the first quarter of fiscal 2002 and fiscal 2001 were used for capital expenditures.

Cash flows used by financing activities were $26,000 for the first quarter of fiscal 2002 as compared to $1.4 million for the first quarter of fiscal 2001. The cash flows used by financing activities for the first quarter of fiscal 2002 reflect net repayments of $26,000 on the Company's line of credit. The cash flows used by financing activities for the first quarter of fiscal 2001 reflect repayments on long-term debt of $3.3 million offset by net advances of $2.0 million on the Company's line of credit.

     	Working capital at December 29, 2001 was $11.9 million as compared to $15.9 million at September 29, 2001, and the current ratio was 1.6 to 1.0 as compared to 1.7 to 1.0.

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

	On January 14, 2002, the Company was successful in restructuring its existing debt obligations. As a result of this restructured financing, the Company deferred its November 1, 2001 principal payment and a portion of the scheduled November 1, 2002 principal payment under the senior notes until November 1, 2005. Annual maturities of the senior notes under the restructured financing are $1,500,000 due on November 1, 2002, $3,333,333 due on September 30, 2003, $3,333,333 due on November
1, 2004 and $8,500,000 due on November 1, 2005. These notes bear interest at the fixed rate of 9.00% per annum, with interest paid monthly.

	The restructured financing also includes an $18 million secured bank credit facility which expires on November 1, 2005. Borrowings are limited to defined percentages of eligible inventory and accounts receivable. Interest on borrowings accrue at the rate of prime plus 2.5%. As of February 11, 2002, approximately $9.5 million was outstanding under the Company's line of credit, approximately $1.1 million was utilized to collateralize various letters of credit and $4.7 million was available for additional borrowings.

	Under the terms of the restructured financing, both the senior notes and the borrowings on the line of credit are secured by all current and future assets of the Company, including but not limited to, accounts receivable, inventory, and all real property, plant and equipment.

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

	Though the Company will continue its aggressive working capital management and cost reduction initiatives, continued losses similar to those incurred in fiscal 2001 will severely limit the Company's ability to provide future liquidity from operations and remain in compliance with the new covenants of the restructured financing. There can be no assurances that long-term cash requirements and compliance the new debt covenants will be met if the Company continues to incur significant financial losses for an extended period of time.

Outlook

	Management believes that the sluggish economy will continue during fiscal 2002. As a result, shipping levels, pricing, and margins will likely remain under pressure. The Company believes improvements in the overall economy combined with the Bush Administration's Section 201 initiatives related to imports should have a positive impact on the domestic steel industry and the demand for our products.

Qualitative and Quantitative Disclosure About Market Risk

     	The Company is exposed to certain market risks that are inherent in financial instruments arising from transactions that are entered into in the normal course of business. The Company does not enter into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes but is subject to interest rate risk on its fixed interest rate secured senior notes. The bank credit facility has a variable interest rate which reduces the potential exposure of interest rate risk from a cash flow perspective. The fair value of debt with a fixed interest rate generally will increase as interest rates fall given consistency in all other factors. Conversely, the fair value of fixed rate debt will decrease an interest rates rise.

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




DATED:  February 11, 2002         KENTUCKY ELECTRIC STEEL, INC.
                                           (Registrant)

                                  \s\  William J. Jessie
                                William J. Jessie, Vice President,
                                  Secretary, Treasurer, and
                                  Principal Financial Officer