Form 10-Q
period 2002-03-30
KENTUCKY ELECTRIC STEEL INC /DE/
filed 2002-05-10
CIK 910394

FORM 10-Q


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 30, 2002

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


	YES    X          NO

The number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2002, is as follows:

4,100,285 shares of voting common stock, par value $.01 per share.

	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


	TABLE OF CONTENTS



    											Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

 	      Condensed Consolidated Balance Sheets .............     3

            Condensed Consolidated Statements of Operations ...     4

            Condensed Consolidated Statements of Cash Flows ...     5

            Notes to Condensed Consolidated Financial
        Statements  .....................................  6-10

   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations ............. 11-16


   Item 3 - Qualitative and Quantitative Disclosures about
        Market Risk .....................................    16


PART II.    OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K ..................    17


            SIGNATURES  .......................................    18

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

                                                 Mar. 30,    Sept. 29,
                      ASSETS                       2002         2001
CURRENT ASSETS
    Cash and cash equivalents                    $    219    $  7,505
    Accounts receivable, less allowance for
      doubtful accounts and claims of $400
      at March 30, 2002 and $695 at
      September 29, 2001                            8,877       8,600
    Insurance claim receivable                      1,725        -
    Inventories                                    15,165      16,962
    Operating supplies and other current assets     5,472       5,128
        Total current assets                       31,458      38,195

PROPERTY, PLANT AND EQUIPMENT
    Land and buildings                              5,881       5,881
    Machinery and equipment                        35,386      35,252
    Construction in progress                          286         162
    Less - accumulated depreciation               (21,362)    (19,936)
        Net property, plant and equipment          20,191      21,359

DEFERRED FINANCING FEES                               733          82

OTHER ASSETS                                          352         378

        Total assets                             $ 52,734    $ 60,014

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Advances on line of credit                   $ 12,532    $ 12,141
    Accounts payable                                5,962       6,303
    Accrued liabilities                             2,601       3,691
    Current portion of long-term debt               1,625         125

        Total current liabilities                  22,720      22,260



LONG-TERM DEBT                                     15,167      16,667

DEFERRED GAIN FROM SALE-LEASEBACK                     646         704

        Total liabilities                          38,533      39,631

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
     shares authorized, no shares issued             -           -
   Common stock, $.01 par value, 15,000,000
     shares authorized, 5,051,566
     shares issued                                     51          51
   Additional paid-in capital                      15,817      15,817
   Less treasury stock - 951,281
     shares at cost                                (4,309)     (4,309)
   Retained earnings                                2,642       8,824

        Total shareholders' equity                 14,201      20,383

        Total liabilities and shareholders'
            equity                               $ 52,734    $ 60,014


See notes to condensed consolidated financial statements


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)



                             Three Months Ended     Six Months Ended
                             Mar. 30,  Mar. 31,    Mar. 30,  Mar. 31,
                               2002      2001        2002      2001

NET SALES                  $  19,197  $  22,737   $ 35,226   $ 40,016
COST OF GOODS SOLD            20,038     22,247     36,983     39,253

  Gross profit (loss)           (841)       490     (1,757)       763

SELLING AND ADMINISTRATIVE
  EXPENSES                     1,654      2,481      3,478      4,338
WORKFORCE REDUCTION CHARGES     -           300       -           300

  Operating loss              (2,495)    (2,291)    (5,235)    (3,875)

INTEREST INCOME AND OTHER         43        540        101        677
INTEREST EXPENSE                (527)      (504)    (1,048)    (1,020)

  Loss before income taxes    (2,979)    (2,255)    (6,182)    (4,218)

CREDIT FOR INCOME TAXES         -          (848)      -        (1,587)

  Net loss                  $ (2,979)  $ (1,407)  $ (6,182)  $ (2,631)

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED         $   (.73)  $   (.35)  $  (1.51)  $   (.65)

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC
  AND DILUTED              4,100,285  4,076,545  4,100,285  4,074,511























See notes to condensed consolidated financial statements

KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
                                                 Six Months Ended
                                             Mar. 30,      Mar. 31,
                                               2002          2001
Cash Flows From Operating Activities:
  Net loss                                   $ (6,182)     $ (2,631)
  Adjustments to reconcile net
    loss to net cash flows from
    operating activities:
      Depreciation and amortization             1,415         1,395
      Change in deferred taxes                   -           (1,431)
      Change in other assets                       26            26
      Change in current assets and current
        liabilities:
          Accounts receivable                    (277)          585
          Insurance claim receivable           (1,725)         -
          Inventories                           1,797         1,883
          Operating supplies and other
            current assets                       (344)         (435)
          Refundable income taxes                -               80
          Deferred tax assets                    -             (156)
          Accounts payable                       (341)       (1,513)
          Accrued liabilities                  (1,090)         (365)
          Net cash flows from operating
            activities                         (6,721)       (2,562)

Cash Flows From Investing Activities:
  Capital expenditures                           (258)         (200)

          Net cash flows from investing
            activities                           (258)         (200)

Cash Flows From Financing Activities:
  Net advances on line of credit                  391         3,042
  Deferred financing fees                        (698)         -
  Repayments on long-term debt                   -           (3,333)
  Issuance of common stock                       -               12

          Net cash flows from financing
            activities                           (307)         (279)

          Net decrease in cash
            and cash equivalents               (7,286)       (3,041)

Cash and Cash Equivalents at Beginning
  of Period                                     7,505         8,688

Cash and Cash Equivalents at End of Period   $    219      $  5,647

Interest Paid                                $  1,440      $  1,146

Income Taxes Paid                            $   -         $   -








See notes to condensed consolidated financial statements
KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

	The accompanying unaudited condensed consolidated financial statements include the accounts of Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, which was formed in October 1996 to finance the ladle metallurgy facility. On September 28, 2001, the Company dissolved KESI Finance Company as a separate legal entity. As such, the financial statements for the three-month and six-month periods ended March 31, 2001 reflects the activity for KESI Finance Company. All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 29, 2001.


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

(4)  Inventories

	Inventories at March 30, 2002 and September 29, 2001 consist of the following ($000's):

                                         Mar. 30,        Sept. 29,
                                      2002            2001
   Raw materials                         $  2,006        $  2,113
   Semi-finished and finished goods        13,159          14,849
   Total inventories                     $ 15,165        $ 16,962

(5)  Earnings Per Share

	The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                   For the Three               For the Three
                                   Months Ended                Months Ended
                                  March 30, 2002              March 31, 2001
                              Net                Per        Net               Per
                             Loss               Share       Loss             Share
                            (000's)    Shares   Amount    (000's)   Shares   Amount
   Amounts for Basic
     Earnings Per Share    $(2,979)  4,100,285  $(.73)   $(1,407)  4,076,545 $(.35)

   Effect of Dilutive
     Securities-Options       -           -        -        -           -       -

   Amounts for Diluted
     Earnings Per Share    $(2,979)  4,100,285  $(.73)   $(1,407)  4,076,545 $(.35)

                                    For the Six                 For the Six
                                   Months Ended                Months Ended
                                  March 30, 2002              March 31, 2001
                              Net                Per        Net               Per
                             Loss               Share      Loss              Share
                            (000's)    Shares   Amount    (000's)   Shares   Amount
   Amounts for Basic
     Earnings Per Share    $(6,182)  4,100,285  $(1.51)  $(2,631)  4,074,511 $(.65)

   Effect of Dilutive
     Securities-Options       -           -        -        -           -       -

   Amounts for Diluted
     Earnings Per Share    $(6,182)  4,100,285  $(1.51)  $(2,631)  4,074,511 $(.65)

	The following options were not included in the computation of diluted loss per share because to do so would have been antidilutive for the applicable period:

                                   Mar. 30, 2002      Mar. 31, 2001
	Transition stock options         24,806              46,622
	Employee stock options          660,900             638,744
	                                685,706             685,366


(6)  Advances on Line of Credit and Long-Term Debt

	Long-term debt of the Company at March 30, 2002 and September 29, 2001, as restructured, consists of the following ($000's):

                                             Mar. 30,   Sept. 29,
                                               2002       2001
      Secured senior notes, due in annual
        installments from November 2002
        through 2005, interest at 9.00%      $ 16,667   $ 16,667
      Other                                       125        125
                                               16,792     16,792
      Less - Current portion                   (1,625)      (125)
                                             $ 15,167   $ 16,667

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

	The restructured financing also includes an $18 million secured bank credit facility which expires on November 1, 2005. Borrowings are limited to defined percentages of eligible inventory and accounts receivable. Interest on borrowings accrues at the rate of prime plus 2.5%. As of March 30, 2002, approximately $12.5 million was outstanding under the Company's line of credit, and approximately $1.1 million was utilized to collateralize various letters of credit.

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


(7)  Insurance Claim Receivable

	The Company experienced a flood on March 20, 2002 which shut down operations in the melt shop and rolling mill until April 1 and April 5, respectively. The Company currently estimates that the total cost to clean, repair, and replace its damaged equipment and facilities to be approximately $3.3 million. The Company maintains flood insurance including business interruption insurance and expects substantially all such costs to be covered by insurance except for the $125,000 deductible. As of March 30, 2002, the Company had incurred cleanup and other costs of approximately $1,850,000 and reflected a receivable of $1,725,000 in the March 30, 2002 financial statements. Subsequent to March 30, 2002 the insurance carrier advanced the Company $1.5 million on this claim. The Company expects to complete all repairs prior to or during the July 2002 major maintenance shutdown. The accompanying statements of operations for the quarter and six months ended March 30, 2002 include the Company's deductible for this claim of $125,000. The financial statements do not include an amount for business interruption recovery. The Company and insurance carrier are currently evaluating the amount of recovery for business interruption.


(8)  Commitments and Contingencies

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

     	Net Sales. Net sales decreased $3.5 million (15.6%) in the second quarter of fiscal 2002 to $19.2 million, as compared to $22.7 million for the second quarter of fiscal 2001. Net sales for the six months ended March 30, 2002 decreased $4.8 million (12.0%) to $35.2 million, as compared to $40.0 million for the six months ended March 31, 2001. The decrease in sales for both the second quarter and the first half of fiscal 2002 is attributed to a decrease in finished goods shipments combined with a decrease in average selling price. Finished goods tons shipped decreased 12.1% and 8.8% in the second quarter and first six months of fiscal 2002, respectively, as compared to the second quarter and first six months of 2001. The decrease in finished goods tons shipped reflects general market conditions in the steel industry combined with weak demand in some of our niche markets. Also, shipments were impacted by the March 20, 2002 flood (as discussed below). The average selling price per ton shipped was down 5.7% and 4.9% for the second quarter and the first six months, respectively. The decrease in average selling price is attributed to market price reductions and changes in product mix.

     	Cost of Goods Sold. Cost of goods sold decreased $2.2 million (9.9%) in the second quarter of fiscal 2002 to $20.0 million, as compared to $22.2 million for the second quarter of fiscal 2001. As a percentage of net sales, cost of goods sold increased from 97.8% for the second quarter of fiscal 2001 to 104.4% for the second quarter of fiscal 2002. The decrease in cost of goods sold for the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 is primarily due to the decrease in finished goods shipments (as discussed above) partially offset by an increase in billet tons shipped and a slight increase in per ton manufacturing costs. The increase in per ton manufacturing costs reflects lower production levels due primarily to the shutdown related to the flood (as discussed below) partially offset by a decrease in outside service costs due to lower shipments of products requiring outside heat treating and lower energy costs. The increase in cost of goods sold as a percentage of net sales for the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 is primarily due to the decrease in average selling price (as discussed above).

	Cost of goods sold for the six months ended March 30, 2002 decreased $2.3 million (5.8%) to $37.0 million as compared to $39.3 million for the six months ended March 31, 2001. As a percentage of net sales, cost of goods sold increased from 98.1% for the six months ended March 31, 2001 to 105.0% for the six months ended March 30, 2002. The decrease in cost of goods sold for the first six months of fiscal 2002 as compared to the first six months of fiscal 2001 is primarily due to the decrease in finished goods shipments (as discussed above) offset by an increase in billet shipments and an increase in per ton manufacturing cost of tons shipped. The increase in per ton manufacturing costs reflects lower production levels due primarily to the flood (as discussed below) combined with higher repairs and maintenance costs and other conversion costs offset by somewhat lower raw material and energy costs combined with a decrease in outside service costs due to lower shipments of products requiring outside heat treating. The increase in cost of goods sold as a percentage of net sales for the first six months of fiscal 2002 as compared to the first six months of fiscal 2001 is due to the decrease in average selling price (as discussed above) and to the increase in per ton manufacturing costs.

	 The Company experienced a flood on March 20, 2002 which shut down operations in both the melt shop and rolling mill until April 1 and April 5, respectively. The Company currently estimates that the total cost to clean, repair, and replace its equipment and facilities to be approximately $3.3 million. The Company maintains flood insurance including business interruption insurance and expects substantially all such costs to be covered by insurance except for the $125,000 deductible. As of March 30, 2002, the Company had incurred cleanup and other costs of approximately $1,850,000 and reflected a receivable of $1,725,000 in the March 30, 2002 financial statements. Subsequent to March 30, 2002 the insurance carrier advanced the Company $1.5 million on this claim.
The cost of goods sold for the quarter and the six months ended March 30, 2002 includes the Company's deductible for this claim of $125,000. The Company expects to complete all repairs and replacements prior to or during the July 2002 major maintenance shutdown and expects such costs to be covered by insurance. The Company and insurance carrier are currently evaluating the amount of recovery for business interruption.
The financial statements for the six months ended March 30, 2002 do not include any amount for business interruption.

Gross Profit (Loss). As a result of the above, the second quarter of fiscal 2002 reflected a gross profit (loss) of ($.9) million as compared to a gross profit of $.5 million for the second quarter of fiscal 2001. As a percentage of net sales, gross profit decreased from 2.2% for the second quarter of fiscal 2001 to (4.4%) for the second quarter of fiscal 2002.

	Similarly, the six months ended March 30, 2002 reflected a gross profit (loss) of ($1.8) million as compared to a gross profit of $.8 million for the six months ended March 31, 2001. As a percentage of net sales, gross profit decreased from 1.9% for the first six months of fiscal 2001 to (5.0%) for the first six months of fiscal 2002.

	Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses decreased by $.8 million for the second quarter of fiscal 2002 as compared to the same period in fiscal 2001. As a percentage of net sales, such expenses decreased from 10.9% for the second quarter of fiscal 2001 to 8.6% for the second quarter of fiscal 2002. The decrease in selling and administrative expenses in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 is primarily due to a decrease in bad debt expense ($573,000), employee salaries and benefits ($150,000) and legal fees ($41,000). Bad debt expense in the second quarter of fiscal 2001 was unusually high due to the bankruptcy of a large customer in fiscal 2001. The decrease in employee salaries and benefits is primarily due to the restructuring of the Company's workforce during fiscal 2001 (as discussed below).

	Selling and administrative expenses decreased by $.9 million for the first six months of fiscal 2002 as compared to the same period in fiscal 2001. As a percentage of net sales, such expenses decreased from 10.8% for the six months ended March 31, 2001 to 9.9% for the six months ended March 30, 2002. The decrease in selling and administrative expenses for the first six months of fiscal 2002 as compared to the first six months of fiscal 2001 is primarily due to a decrease in bad debt expense

($548,000) and employee salaries and benefits ($325,000). Bad debt expense in fiscal 2001 was unusually high due to the bankruptcy of a large customer in fiscal 2001. The decrease in employee salaries and benefits is primarily due to the restructuring of the Company's workforce during fiscal 2001 (as discussed below).

	Workforce Reduction Charges. Effective February 26, 2001 the Company adopted a plan to restructure its workforce. The restructuring was substantially completed by the fourth quarter of fiscal 2001. The Company estimated that it would incur severance pay and related costs of approximately $300,000 which is reflected in the financial statements for the quarter and six months ended March 31, 2001.

Operating Income (Loss). For the reasons described above, the second quarter of fiscal 2002 reflected operating loss of $2.5 million as compared to an operating loss of $2.3 million for the second quarter of fiscal 2001. As a percentage of net sales, operating loss increased from 10.1% in the second quarter of 2001 to 13.0% in the second quarter of 2002.

Similarly, the six months ended March 30, 2002 reflected an operating loss of $5.2 million as compared to operating loss of $3.9 million for the six months ended March 31, 2001. As a percentage of net sales, operating loss increased from 9.7% for the six months ended March 31, 2001 to 14.9% for the six months ended March 30, 2002.

	Interest Income and Other. Interest and other income decreased by $497,000 for the three months ended March 30, 2002 from $540,000 for the second quarter of fiscal 2001 to $43,000 for the second quarter of fiscal 2002. Interest and other income decreased by $576,000 for the six months ended March 30, 2002 from $677,000 for the six months ended March 31, 2001 to $101,000 for the six months ended March 30, 2002. The fiscal
2001 second quarter and six months periods includes other income of $428,000 for a claim settlement pertaining to the Company's purchase of electrodes during the years 1992 to 1997. In addition, interest income decreased due to interest income being higher in the second quarter and six months ended March 31, 2001 due to the investment of the proceeds from the sale and leaseback transaction completed in September 2000.

	Provision (Credit) for Income Taxes. Due to the loss incurred in fiscal 2001 and the first six months of fiscal 2002, related debt restructurings, the potential limitation of utilizing net operating losses under Section 382 of the Internal Revenue Code (as discussed below) and management's current belief that the available objective evidence creates sufficient uncertainty regarding the realizability of previously recognized deferred tax assets, the Company recorded a valuation allowance of approximately $1.1 million during the second quarter of fiscal 2002 and $2.3 million for the six months ended March 30, 2002 which fully offsets recognized deferred tax assets. The Financial Accounting Standards Board Statement No. 109 (SFAS 109) "Accounting for Income Taxes", requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized." The Company will continue to provide a 100% valuation allowance for the deferred tax asset in the future until the Company returns to an appropriate level of profitability. The ultimate realization of a future tax benefit related to net operating loss carryforwards depends on the Company's ability to generate sufficient taxable income in the future. If the Company is able to generate sufficient taxable income in the future, the Company will reduce the valuation allowance through a reduction of income tax expense (and a corresponding increase in shareholders' equity).




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

Net Loss.  As a result of the above, the second quarter of fiscal
2002 reflected a net loss of $3.0 million as compared to a net loss of $1.4 million for the second quarter of fiscal 2001.

Similarly, the six months ended March 30, 2002 reflected a net loss of $6.2 million as compared to a net loss of $2.6 million for the six months ended March 31, 2001.


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

	Cash flows used by operating activities were $6.7 million for the first six months of fiscal 2002 as compared to cash flows used by operating activities of $2.6 million for the first six months of fiscal 2001. The first six months of fiscal 2002 reflect the net loss of $6.2 million, $1.4 million in depreciation and amortization, an increase in accounts receivable of $.3 million, an insurance claim receivable of $1.7 million, a decrease in inventories of $1.8 million, an increase in operating supplies and other current assets of $.3 million, a decrease in accounts payable of $.3 million, and a decrease in accrued liabilities of $1.1 million. The insurance claim receivable of $1.7 million represents the estimated reimbursement receivable from the insurance carrier for the cost to repair and replace flood damaged equipment as of March 30, 2002. Subsequent to March 30, 2002 the insurance carrier advanced the Company $1.5 million on this claim. The decrease in inventories is primarily due to a decline in the tons of finished goods inventory. The decrease in accrued liabilities is due to a decrease in accrued interest (due to monthly interest payments under restructured agreement rather than semi-annual interest payments), a decrease in workers compensation accrual, and the annual deposit of 401K matching funds with the trustee. The first six months of fiscal 2001 cash flows reflect a net loss of $2.6 million, $1.4 million in depreciation and amortization, an increase in deferred tax assets of $1.4 million, a decrease in accounts receivable of $.6 million, a decrease in inventories of $1.8 million, an increase in operating supplies and other current assets of $.4 million, a decrease in accounts payable of $1.5 million, and a decrease in accrued liabilities of $.4 million.




	Cash flows used by investing activities were $.3 million for the first six months of fiscal 2002 as compared to $.2 million for the first six months of fiscal 2001. The cash flows used by investing activities for the first six months of fiscal 2002 and fiscal 2001 were used for capital expenditures.

Cash flows used by financing activities were $.3 million for the first six months of fiscal 2002 as compared to cash flows used by financing activities of $.3 million for the first six months of fiscal 2001. The cash flows used by financing activities for the first six months of fiscal 2002 reflect financing charges of $.7 million related to the Company's debt restructuring and $.4 million in advances on the Company's line of credit. The cash flows used by financing activities for the first six months of fiscal 2001 reflect net advances of $3.0 million on the Company's line of credit which, along with cash and cash equivalents, were used primarily for the repayment of $3.3 in long-term debt, capital expenditures, and working capital needs.

     	Working capital at March 30, 2002 was $8.7 million as compared to $15.9 million at September 29, 2001, and the current ratio was 1.4 to
1.0 as compared to 1.7 to 1.0. The decrease in working capital and current ratio are primarily due to the lower amount of cash and cash equivalents.

	The Company's primary ongoing cash requirements are for current capital expenditures and ongoing working capital.

	On January 14, 2002, the Company was successful in restructuring its existing debt obligations. As a result of this restructured financing, the Company deferred its November 1, 2001 principal payment and a portion of the scheduled November 1, 2002 principal payment under the senior notes until November 1, 2005. Annual maturities of the senior notes under the restructured financing are $1,500,000 due on November 1, 2002, $3,333,333 due on September 30, 2003, $3,333,333 due on November
1, 2004 and $8,500,000 due on November 1, 2005. These notes bear interest at the fixed rate of 9.00% per annum, with interest paid monthly. In addition, prior covenant violations were waived in connection with the debt restructuring.

	The restructured financing also includes an $18 million secured bank credit facility which expires on November 1, 2005. Borrowings are limited to defined percentages of eligible inventory and accounts receivable. Interest on borrowings accrue at the rate of prime plus 2.5%. As of May 9, 2002, approximately $10.5 million was outstanding under the Company's line of credit, approximately $1.1 million was utilized to collateralize various letters of credit and $4.1 million was available for additional borrowings.

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




	Though the Company will continue its aggressive working capital management and cost reduction initiatives, continued losses similar to those incurred in fiscal 2001 and for the first six months of fiscal 2002 will severely limit the Company's ability to provide future liquidity from operations and remain in compliance with the new covenants of the restructured financing. There can be no assurances that long-term cash requirements and compliance with the new debt covenants will be met if the Company continues to incur significant financial losses for an extended period of time.


Outlook

	Management believes that the sluggish economy will keep shipments, pricing, and margins under pressure. The Company believes improvements in the overall economy and the recently enacted Section 201 tariffs will increase demand for our products during the second half of fiscal 2002. However, management is unable to predict the pace or amount of such improvements.


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


Forward-Looking Statements

The matters discussed or incorporated by reference in this Report on Form 10-Q that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involve risks and uncertainties. These risks and uncertainties include, but are not limited to: reliance on the truck and utility vehicle industry; excess industry capacity; product demand and industry pricing; volatility of raw material costs, especially steel scrap; volatility of energy costs; intense foreign and domestic competition; management's estimate of niche market data; the cyclical and capital intensive nature of the industry; and cost of compliance with environmental regulations. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

<page




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




DATED:  May 10, 2002              KENTUCKY ELECTRIC STEEL, INC.
                                           (Registrant)

                                      William J. Jessie
                                William J. Jessie, Vice President,
                                  Secretary, Treasurer, and
                                  Principal Financial Officer