Form 10-Q
period 2002-06-29
KENTUCKY ELECTRIC STEEL INC /DE/
filed 2002-08-13
CIK 910394

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 29, 2002

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


	YES    x         NO

The number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 2002, is as follows:


4,100,285 shares of voting common stock, par value $.01 per share.














	KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY


	TABLE OF CONTENTS



                                                                   Page

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

 	      Condensed Consolidated Balance Sheets ............        3

            Condensed Consolidated Statements of Operations ..        4

            Condensed Consolidated Statements of Cash Flows ..        5

            Notes to Condensed Consolidated Financial Statements   6-12


   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations ............    13-19

   Item 3 - Quantitative and Qualitative Disclosure About
	        Market Risk ....................................       19

PART II.    OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K .................       20


            SIGNATURES  ......................................       21
























KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

                                                   June 29,   Sep. 29,
                                                     2002       2001
                       ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                    $    196   $  7,505
     Accounts receivable, less allowance for
       doubtful accounts and claims of $610
       at June 29, 2002 and $695 at September
       29, 2001                                     11,053      8,600
     Insurance claim receivable                      2,575       -
     Inventories                                    17,125     16,962
     Operating supplies and other current assets     5,110      5,128

       Total current assets                         36,059     38,195

   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                              5,881      5,881
     Machinery and equipment                        35,422     35,252
     Construction in progress                          481        162
     Less - accumulated depreciation               (22,104)   (19,936)

          Net property, plant and equipment         19,680     21,359

   DEFERRED FINANCING FEES                             682         82

   OTHER ASSETS                                        339        378

          Total assets                            $ 56,760   $ 60,014

        LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
     Advances on line of credit                   $ 14,622   $ 12,141
     Accounts payable                                8,594      6,303
     Accrued liabilities                             3,357      3,691
     Current maturities of long-term debt            1,625        125

          Total current liabilities                 28,198     22,260

   LONG-TERM DEBT                                   15,167     16,667

   DEFERRED GAIN FROM SALE-LEASEBACK                   616        704

          Total liabilities                         43,981     39,631

   SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued            -          -
     Common stock, $.01 par value, 15,000,000
       shares authorized, 5,051,566 and 5,051,566
       shares issued, respectively                      51         51
     Additional paid-in capital                     15,817     15,817
     Less treasury stock - 951,281
       shares at cost, respectively                 (4,309)    (4,309)
     Retained earnings                               1,220      8,824

          Total shareholders' equity                12,779     20,383

          Total liabilities and shareholders'
            equity                                $ 56,760   $ 60,014



See notes to condensed consolidated financial statements


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)


                            Three Months Ended      Nine Months Ended
                            June 29,   June 30,    June 29,   June 30,
                              2002       2001        2002       2001


NET SALES                 $  22,983   $  19,442   $ 58,209   $ 59,458
COST OF GOODS SOLD           21,933      19,408     58,916     58,661

  Gross profit (loss)         1,050          34       (707)       797

SELLING AND ADMINISTRATIVE
  EXPENSES                    1,918       1,789      5,396      6,127
WORKFORCE REDUCTION CHARGES    -           -          -           300

  Operating loss               (868)     (1,755)    (6,103)    (5,630)

INTEREST INCOME AND OTHER        38         123        139        800
INTEREST EXPENSE               (592)       (523)    (1,640)    (1,543)

  Loss before income taxes   (1,422)     (2,155)    (7,604)    (6,373)

CREDIT FOR INCOME TAXES        -           (809)      -        (2,396)

  Net loss                 $ (1,422)   $ (1,346)  $ (7,604)  $ (3,977)

NET LOSS PER COMMON SHARE
  - BASIC AND DILUTED      $   (.35)   $   (.33)  $  (1.85)  $   (.98)

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC
  AND DILUTED             4,100,285   4,085,150  4,100,285  4,078,057



See notes to condensed consolidated financial statements


KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)


                                                Nine Months Ended
                                               June 29,     June 30,
                                                 2002         2001

Cash Flows From Operating Activities:
  Net loss                                     $ (7,604)    $ (3,977)
  Adjustments to reconcile net loss
    to net cash flows from operating activities:
      Depreciation and amortization               2,178        2,088
      Change in deferred taxes                     -          (2,303)
      Change in other assets                         39           97
      Change in current assets and current
        liabilities:
          Accounts receivable                    (2,453)       2,805
          Insurance claim receivable             (2,575)        -
          Inventories                              (163)       5,361
          Operating supplies and other
            current assets                           18         (206)
          Refundable income taxes                   -             80
          Deferred tax assets                       -            (94)
          Accounts payable                        2,291       (2,892)
          Accrued liabilities                      (334)        (243)

          Net cash flows from
            operating activities                 (8,603)         716

Cash Flows From Investing Activities:
  Capital expenditures                             (489)        (365)

          Net cash flows from
            investing activities                   (489)        (365)

Cash Flows From Financing Activities:
  Net advances on line of credit                  2,481        2,579
  Deferred financing fees                          (698)         (49)
  Repayment of long-term debt                      -          (3,333)
  Issuance of common stock                         -              25

          Net cash flows from
            financing activities                  1,783         (778)

          Net decrease in cash
            and cash equivalents                 (7,309)        (427)

Cash and Cash Equivalents at
  Beginning of Period                             7,505        8,688

Cash and Cash Equivalents at End of Period     $    196     $  8,261

Interest Paid                                  $  2,023     $  1,927

Income Taxes Paid                              $   -        $   -





        See notes to condensed consolidated financial statements.

         KENTUCKY ELECTRIC STEEL, INC. AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Kentucky Electric Steel, Inc. and its wholly-owned subsidiary, KESI Finance Company, which was formed in October 1996 to finance the ladle metallurgy facility.
On September 28, 2001, the Company dissolved KESI Finance Company as a separate legal entity. As such, the financial statements for the three-month and nine-month periods ended June 30, 2001 reflect the activity for KESI Finance Company. All significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ending September 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 29, 2001.


(2)  Nature of Operations

Kentucky Electric Steel, Inc. (KESI or the Company), a
Delaware corporation, owns and operates a steel mini-mill near
Ashland, Kentucky. The Company manufactures special bar quality alloy and carbon steel bar flats to precise customer specifications for sale in a variety of niche markets.

During the past three years, market conditions within the domestic steel industry have experienced significant downward economic pressure largely due to market price and shipment volume declines. These market conditions are a result of a number of factors including a decline in the general economy of the United States, a decline in the industries of the Company's customers, the increased cost of production due to high electricity and natural gas costs and an increase in competition from foreign and domestic steel companies. These forces have driven market prices to levels below the cost of production for certain domestic producers, and as a result, many steel manufacturers have curtailed production or ceased operations, and a number of steel industry producers have sought protection under the United States Bankruptcy Code.


(3)	Accounting Principles

Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition
The Company recognizes revenue from sales when risk and title passes to the customer, which generally occurs at the time of shipment.

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

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-
Lived Assets"
In October 2001, the Financial Accounting Standards Board issued Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting impairment or disposal of long-lived assets and requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. This standard is required to be adopted for fiscal years beginning after December 15, 2001. As such, the Company is not required to adopt this standard until the fiscal year beginning September 29, 2002. Management does not believe that the adoption of this standard will have a material impact on the financial position or results of operations of the Company.



SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"
     In April 2002, the Financial Accounting Standards Board issued Statement No. 145 (SFAS 145) "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard is required to be adopted for fiscal years beginning after May 15, 2002 and certain transactions after May 15, 2002. As such, the Company is not required to adopt this standard until the fiscal year beginning September 29, 2002 and has not entered into any certain transactions since May 15, 2002. Management does not believe that the adoption of this standard will have a material impact on the financial position or results of operations of the Company.

SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal
Activities"
      In July 2002, the Financial Accounting Standards Board issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.


(4)  Inventories

	Inventories at June 29, 2002 and September 29, 2001 consist of the following ($000's):
                                          June 29,   Sept. 29,
                                            2002       2001
    Raw materials                        $  3,355    $  2,113
    Semi-finished and finished goods       13,770      14,849
           Total inventories             $ 17,125    $ 16,962


(5)	Earnings Per Share

		The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                  For the Three               For the Three
                                  Months Ended                Months Ended
                                  June 29, 2002               June 30, 2001
                             Net                Per      Net                Per
                            Loss               Share    Loss               Share
                          (000's)    Shares    Amount  (000's)    Shares   Amount

Amounts for Basic
 Earnings Per Share       $(1,422) 4,100,285   $(.35)  $(1,346)  4,085,150 $(.33)

Effect of Dilutive
 Securities - Options        -          -         -      -           -        -

Amounts for Diluted
 Earnings Per Share       $(1,422) 4,100,285   $(.35)  $(1,346)  4,085,150 $(.33)

                                  For the Nine                For the Nine
                                  Months Ended                Months Ended
                                  June 29, 2002               June 30, 2001
                             Net                Per      Net               Per
                            Loss               Share    Loss              Share
                          (000's)    Shares    Amount  (000's)   Shares   Amount

Amounts for Basic
 Earnings Per Share       $(7,604) 4,100,285  $(1.85)  $(3,977) 4,078,057  $(.98)

Effect of Dilutive
 Securities - Options        -                   -        -         -         -

Amounts for Diluted
 Earnings Per Share       $(7,604) 4,100,285  $(1.85)  $(3,977) 4,078,057  $(.98)

The following options were not included in the computation of diluted loss per share because to do so would have been antidilutive for the applicable period:

                           June 29, 2002    June 30, 2001
Transition stock options       23,233           42,160
Employee stock options        660,900          616,244
                              684,133          658,404





(6)  Advances on Line of Credit and Long-Term Debt

Long-term debt of the Company at June 29, 2002 and September
29, 2001, as restructured, consists of the following ($000's):

                                      June 29,   Sept. 29,
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

On January 14, 2002, the Company obtained restructured financing of its existing debt obligations. As a result of this restructured financing, the Company deferred its November 1, 2001 principal payment and a portion of the scheduled November 1, 2002 principal payment under the senior notes until November 1, 2005. Annual maturities of the senior notes under the restructured financing are $1,500,000 due on November 1, 2002, $3,333,333 due on September 30, 2003, $3,333,333 due on November 1, 2004 and $8,500,000 due on November 1, 2005. These notes bear interest at the fixed rate of 9.00% per annum, with interest paid monthly.

The restructured financing also includes an $18 million secured bank credit facility which expires on November 1, 2005. Borrowings are limited to defined percentages of eligible inventory and accounts receivable. Interest on borrowings accrues at the rate of prime plus 2.5%. As of June 29, 2002, approximately $14.6 million was outstanding under the Company's line of credit, and approximately $1.1 million was utilized to collateralize various letters of credit.

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


(7)  Insurance Claim Receivable

The Company experienced a flood on March 20, 2002 which shut down operations in the melt shop until April 1 and rolling mill until April 5. The Company currently estimates that the total cost to clean, repair, and replace its damaged equipment and facilities to be approximately $4.0 million. The Company maintains flood insurance, including business interruption coverage, and expects substantially all such costs to be covered by insurance except for the $125,000 deductible. Through June 29, 2002, the Company had incurred cleanup and other costs of approximately $3,320,000. The accompanying statements of operations for the quarter and nine months ended June 29, 2002 include a credit of $880,000 for the currently estimated and agreed upon reimbursement for business interruption claims with the insurance carrier, which is included in the calculation of cost of goods sold. The accompanying statement of operations for the nine months ended June 29, 2002 also includes the Company's deductible for this claim of $125,000. As of June 29, 2002, the Company had a net receivable of $2,575,000; the insurance carrier had advanced the Company $1.5 million on this claim as of June 29, 2002. Subsequent to June 29, 2002 the insurance carrier advanced the Company an additional $1.5 million on this claim. The Company expects to complete all remaining repairs and finalize the settlement with the insurance company during the fourth quarter of fiscal 2002 and does not anticipate a material effect on fourth quarter operating results.


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

Net Sales. Net sales increased $3.6 million (18.2%) in the third quarter of fiscal 2002 to $23.0 million, as compared to $19.4 million for the third quarter of fiscal 2001. The increase in sales for the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 is attributed to an increase in finished goods shipments offset somewhat by a decrease in average selling price. Finished goods tons shipped increased 24.8% in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001. The average selling price for finished goods shipped was down 6.4% in the third quarter of fiscal 2002 from the comparable period of fiscal 2001. The decrease in average selling price is attributed to market price reductions and changes in product mix.

Net sales for the nine months ended June 29, 2002 decreased
$1.3 million (2.1%) to $58.2 million as compared to $59.5 million for the nine months ended June 30, 2001. The decrease in sales for the nine months ended June 29, 2002 as compared to the nine months ended June 30, 2001 is primarily due to a decrease in average selling price offset slightly by an increase in finished goods tons shipped. The average selling price per ton for finished goods shipped was down 5.3% for the nine months ended June 29, 2002 as compared to the nine months ended June 30, 2001. The decrease in average selling price is attributed to market price reductions and changes in product mix. Finished goods tons shipped increased 2.0% for the nine months ended June 29, 2002 as compared to the nine months ended June 30, 2001.

Cost of Goods Sold. Cost of goods sold increased $2.5 million (13.0%) in the third quarter of fiscal 2002 to $21.9 million, as compared to $19.4 million for the third quarter of fiscal 2001. As a percentage of net sales, cost of goods sold decreased from 99.8% for the third quarter of fiscal 2001 to 95.4% for the third quarter of fiscal 2002. The increase in cost of goods sold for the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 is primarily due to the increase in finished goods and billet shipments (as discussed above) partially offset by a decrease in per ton manufacturing costs. The decrease in per ton manufacturing costs reflects significantly higher production levels, the inclusion of $880,000 from business interruption reimbursement and a charge of $200,000 related to a four-year sales and property tax audit in the calculation of cost of goods sold. Also, per ton manufacturing costs reflects the benefits of the workforce restructuring implemented in 2001 complimented by a decrease in self-insured health and workers compensation costs. These decreases to per ton manufacturing costs were partially offset by higher scrap costs due to an increase in purchase price of scrap. The decrease in cost of goods sold as a percentage of net sales for the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 is primarily due to the decrease in per ton manufacturing costs (as discussed above) partially offset by the decrease in average selling price (as discussed above).


Cost of goods sold for the nine months ended June 29, 2002 increased $.2 million (.4%) to $58.9 million as compared to $58.7 million for the nine months ended June 30, 2001. As a percentage of net sales, cost of goods sold increased from 98.7% for the nine months ended June 30, 2001 to 101.2% for the nine months ended June 29, 2002. The slight increase in cost of goods sold for the nine months ended June 29, 2002 as compared to the nine months ended June 30, 2001 is due to the increase in finished goods shipments (as discussed above) and billet shipments partially offset by a decrease in per ton manufacturing cost of tons shipped. The decrease in per ton manufacturing costs reflects significantly higher production levels, the inclusion of $880,000 from business interruption reimbursement and a charge of $200,000 related to a four-year sales and property tax audit in the calculation of cost of goods sold. Also, per ton manufacturing costs reflects the benefits of the workforce restructuring implemented in 2001 complimented by a decrease in self-insured health and workers compensation costs. The increase in cost of goods sold as a percentage of net sales for the nine months ended June 29, 2002 as compared to the nine months ended June 30, 2001 is attributed to lower selling prices (as discussed above) partially offset by decreases in per ton manufacturing costs (as discussed above).

The Company experienced a flood on March 20, 2002 which shut down operations in the melt shop until April 1 and rolling mill until April 5. The Company currently estimates that the total cost to clean, repair, and replace its damaged equipment and facilities to be approximately $4.0 million. The Company maintains flood insurance, including business interruption coverage, and expects substantially all such costs to be covered by insurance except for the $125,000 deductible. Through June 29, 2002, the Company had incurred cleanup and other costs of approximately $3,320,000. The accompanying statements of operations for the quarter and nine months ended June 29, 2002 include a credit of $880,000 for the currently estimated and agreed upon reimbursement for business interruption claims with the insurance carrier, which is included in the calculation of cost of goods sold. The accompanying statement of operations for the nine months ended June 29, 2002 also include the Company's deductible for this claim of $125,000. As of June 29, 2002, the Company had a net receivable of $2,575,000; the insurance carrier had advanced the Company $1.5 million on this claim as of June 29, 2002. Subsequent to June 29, 2002 the insurance carrier advanced the Company an additional $1.5 million on this claim. The Company expects to complete all remaining repairs and finalize the settlement with the insurance company during the fourth quarter of fiscal 2002 and does not anticipate a material effect on fourth quarter operating results.

Gross Profit (Loss). As a result of the above, the third quarter of fiscal 2002 reflected a gross profit of $1,050,000 as compared to a gross profit of $34,000 for the third quarter of fiscal 2001. As a percentage of net sales, gross profit increased from .2% in the third quarter of fiscal 2001 to 4.6% for the third quarter of fiscal 2002.

The nine months ended June 29, 2002 reflected a gross profit
(loss) of ($.7) million as compared to a gross profit of $.8 million for the nine months ended June 30, 2001. As a percentage of net sales, gross profit decreased from 1.3% for the nine months ended June 30, 2001 to (1.2%) for the nine months ended June 29, 2002.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits, corporate overhead, insurance, sales commissions and other expenses incurred in the executive, sales and marketing, shipping, personnel, and other administrative departments. Selling and administrative expenses increased by $.1 million for the third quarter of fiscal 2002 as compared to the same period in fiscal 2001. As a percentage of net sales, such expenses decreased from 9.2% for the third quarter of fiscal 2001 to 8.3% for the third quarter of fiscal 2002. The increase in selling and administrative expenses in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 is primarily due to an increase in bad debt expense of $200,000 and a $46,000 increase in the amortization of deferred financing fees partially offset by a decrease in legal fees of $109,000. The increase in bad debt expense is due to the bankruptcy of a customer in the third quarter of fiscal 2002.

Selling and administrative expenses decreased by $.7 million for the nine months ended June 29, 2002 as compared to the same period for fiscal 2001. As a percentage of net sales, such expenses decreased from 10.3% for the nine months ended June 30, 2001 to 9.3% for the nine months ended June 29, 2002. The decrease in selling and administrative expenses for the nine months ended June 29, 2002 as compared to the nine months ended June 30, 2001 is primarily due to a decrease in bad debt expense of $363,000 and a decrease in self-insured health and workers compensation costs of $254,000. Bad debt expense in fiscal 2001 was unusually high due to the bankruptcy of a large customer in fiscal 2001.

Workforce Reduction Changes. Effective February 26, 2001, the Company adopted a plan to restructure its workforce. The restructuring was substantially completed by the fourth quarter of fiscal 2001. The Company estimated and accrued severance pay and related costs of approximately $300,000 which is reflected in the financial statements for the nine months ended June 30, 2001.

Operating Income (Loss). For the reasons described above, the third quarter of fiscal 2002 reflected an operating loss of $(.9) million as compared to an operating loss of $(1.8) million for the third quarter of fiscal 2001. As a percentage of net sales, operating loss decreased from (9.0%) in the third quarter of 2001 to (3.8%) in the third quarter of 2002.

The nine months ended June 29, 2002 reflected an operating loss of $(6.1) million as compared to operating loss of $(5.6) million for the nine months ended June 30, 2001. As a percentage of net sales, operating loss increased from (9.5%) for the nine months ended June 30, 2001 to (10.5%) for the nine months ended June 29, 2002.

Interest Income and Other. Interest and other income decreased by $85,000 from $123,000 for the third quarter of fiscal 2001 to $38,000 for the third quarter of fiscal 2002. Interest and other income decreased by $661,000 for the nine months ended June 29, 2002 from $800,000 for the nine months ended June 30, 2001 to $139,000 for the nine months ended June 29, 2002. The first nine months of fiscal 2001 includes other income of $428,000 for a claim settlement pertaining to the Company's purchase of electrodes during the years 1992 to 1997. In addition, interest income decreased due to interest income being higher in the third quarter and nine months ended June 30, 2001 due to the investment of the proceeds from the sale and leaseback transaction completed in September 2000.


Interest Expense. Interest expense increased by $69,000 for the three months ended June 29, 2002 from $523,000 for the third quarter of fiscal 2001 to $592,000 for the third quarter of fiscal 2002. Interest expense increased by $0.l million for the nine months ended June 29, 2002 from $1.5 million for the nine months ended June 30, 2001 to $1.6 million for the nine months ended June 29, 2002. The increase in interest expense for the third quarter and first nine months of fiscal 2002 is primarily due to an increase in interest rates on the Company's long-term debt and line of credit.

Provision (Credit) for Income Taxes. Due to the loss incurred in fiscal 2001 and the first nine months of fiscal 2002, related debt restructurings, the potential limitation of utilizing net operating losses under Section 382 of the Internal Revenue Code (as discussed below) and management's current belief that the available objective evidence creates sufficient uncertainty regarding the realizability of previously recognized deferred tax assets, the Company recorded a valuation allowance of approximately $.5 million during the third quarter of fiscal 2002 and $2.8 million for the nine months ended June 29, 2002 which fully offsets recognized deferred tax assets. The Financial Accounting Standards Board Statement No. 109 (SFAS 109) "Accounting for Income Taxes" requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized." The Company will continue to provide a 100% valuation allowance for the deferred tax asset in the future until the Company returns to an appropriate level of profitability. The ultimate realization of a future tax benefit related to net operating loss carryforwards depends on the Company's ability to generate sufficient taxable income in the future. If the Company is able to generate sufficient taxable income in the future, the Company will reduce the valuation allowance through a reduction of income tax expense (and a corresponding increase in shareholders' equity).

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

Net Income (Loss). As a result of the above, the third quarter of fiscal 2002 reflected a net loss of $(1.4) million as compared to a net loss of $(1.3) million for the third quarter of fiscal
2001.

	   The nine months ended June 29, 2002 reflected a net loss of $(7.6) million as compared to a net loss of $(4.0) million for the nine months ended June 30, 2001.



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

	   Cash flows used by operating activities were $8.6 million for the nine months ended June 29, 2002 as compared to cash flows provided by operating activities of $.7 million for the nine months ended June 30, 2001. The nine months ended June 29, 2002 reflect the net loss of $7.6 million, $2.2 million in depreciation and amortization, an increase in accounts receivable of $2.5 million, an insurance claim receivable of $2.6 million, an increase in accounts payable of $2.3 million, and a decrease in accrued liabilities of $.3 million. The increase in accounts receivable is due to the increase in net sales. The insurance claim receivable of $2.5 million represents the estimated reimbursement receivable from the insurance carrier for the cost to repair and replace flood damaged equipment and business interruption as of June 29, 2002. Subsequent to June 29, 2002 the insurance carrier advanced the Company $1.5 million on this claim. The increase in accounts payable is due to the increase in operating levels and accounts payable related to the repairs covered by the insurance claim. The first nine months of fiscal 2001 cash flows reflect a net loss of $4.0 million, $2.1 million in depreciation and amortization, an increase in deferred tax assets of $2.4 million, a decrease in accounts receivable of $2.8 million, a decrease in inventories of $5.4 million, an increase in operating supplies and other current assets of $.2 million, a decrease in accounts payable of $2.9 million, and a decrease in accrued liabilities of $.2 million.

	   The cash flows used in investing activities were $.5 million for the first nine months of fiscal 2002 as compared to $.4 million for the first nine months of fiscal 2001. The cash flows used in investing activities for the first nine months of fiscal 2002 and fiscal 2001 were used for capital expenditures.

	   Cash flows provided by financing activities were $1.8 million for the first nine months of fiscal 2002 as compared to cash flows used by financing activities of $.8 million for the first nine months of fiscal 2001. The cash flows provided by financing activities for the first nine months of fiscal 2002 reflect financing charges of $.7 million related to the Company's debt restructuring and $2.5 million in advances on the Company's line of credit. The cash flows used by financing activities for the first nine months of fiscal 2001 reflect net advances of $2.6 million on the Company's line of credit and the repayment of $3.3 million in long-term debt.

	  Working capital at June 29, 2002 was $7.9 million as compared to $15.9 million at September 29, 2001, and the current ratio was
1.3 to 1.0 as compared to 1.7 to 1.0. The decrease in working capital and current ratio are primarily due to the lower amount of cash and cash equivalents.

	  The Company's primary ongoing cash requirements are for current capital expenditures and ongoing working capital.


    On January 14, 2002, the Company restructured its existing debt obligations. As a result of this restructured financing, the Company deferred its November 1, 2001 principal payment and a portion of the scheduled November 1, 2002 principal payment under the senior notes until November 1, 2005. Annual maturities of the senior notes under the restructured financing are $1,500,000 due on November 1, 2002, $3,333,333 due on September 30, 2003,
$3,333,333 due on November 1, 2004 and $8,500,000 due on November 1, 2005. These notes bear interest at the fixed rate of 9.00% per annum, with interest paid monthly. In addition, prior covenant violations were waived in connection with the debt restructuring.

     The restructured financing also includes an $18 million secured bank credit facility which expires on November 1, 2005. Borrowings are limited to defined percentages of eligible inventory and accounts receivable. Interest on borrowings accrue at the rate of prime plus 2.5%. As of August 13, 2002, approximately $15.0 million was outstanding under the Company's line of credit, approximately $1.1 million was utilized to collateralize various letters of credit and $1.9 million was available for additional borrowings. The Company anticipates that the amount available under the line of credit will increase as payments are received from the business interruption portion of the insurance claim receivable.

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

      Though the Company will continue its aggressive working capital management and cost reduction initiatives, continued losses similar to those incurred in fiscal 2001 and for the first nine months of fiscal 2002 will severely limit the Company's ability to provide future liquidity from operations and remain in compliance with the new covenants of the restructured financing. There can be no assurances that cash requirements and compliance with the new debt covenants will be met if the Company continues to incur significant financial losses.


Critical Accounting Policies and Estimates

       The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowance for bad debts, inventories, long-lived assets, income taxes, customer claims, product liability, restructuring liabilities, environmental contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies management believes affect the Company's more significant judgments and estimates used in the preparation of the consolidated financial statements are included in Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the notes to the consolidated financial statements of the Company's Form 10-K for the year ended September 29, 2001.


Outlook

	    Demand and pricing for the Company's products improved during the third quarter of fiscal 2002 as compared to the first half of 2002. Management believes that both demand and pricing should continue to improve in the coming months. If the Company's business does continue to improve, management anticipates that additional financing will be needed to accommodate any associated growth in accounts receivable and inventory levels. Management will continue working with the Company's lenders to attempt to insure that adequate financing is available to meet any such increased working capital needs, as well as to make the scheduled
$1,500,000 principal payment due on November 1, 2002 under existing debt obligations.


Forward-Looking Statements

The matters discussed or incorporated by reference in this Report on Form 10-Q that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involve risks and uncertainties. These risks and uncertainties include, but are not limited to, reliance on the truck and utility vehicle industry; excess industry capacity; product demand and industry pricing; volatility of raw material costs, especially steel scrap; intense foreign and domestic competition; management's estimate of niche market data; the cyclical and capital intensive nature of the industry; the cost of compliance with environmental regulations; and the ability to secure long-term financing. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.


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




DATED:  August 13, 2002          KENTUCKY ELECTRIC STEEL, INC.
                                           (Registrant)


                                 \s\ William J. Jessie
                               William J. Jessie, Vice President,
                                 Secretary, Treasurer, and
                                 Principal Financial Officer